Form 10QSB
period 1999-12-31
SUN WEST ENTERPRISES INC
filed 2000-07-19
CIK 1083407

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended December 31, 1999

                          Commission File No. 000-27623

                            SUNWEST ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)


2505 Rancho Bel Air, Las Vegas, Nevada                         89107
(Address of registrant's principal executive offices)        (Zip Code)

                                  702.878.8310
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]      No [X]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 2,650,000 on March 31, 2000.

Transitional Small Business Disclosure format (check one):

                           Yes [ ]      No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                              Financial Statements

                           As of December 31, 1999 and
          For the Three and Nine Month Periods Ended December 31, 1999
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                  Index to the Financial Statements (Unaudited)
                           As of December 31, 1999 and
          For the Three and Nine Month Periods Ended December 31, 1999
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)



Financial Statements of Sun West
     Enterprises, Inc.:

     Balance Sheet, as of December 31, 1999  (Unaudited)                       1

     Statements of  Operations  for the three and nine month
          periods ended December 31, 1999 and for the period
          from March 5, 1999  (inception)  to  December  31,
          1999 (Unaudited)                                                     2

     Statement of  Shareholders'  Equity  for the nine month
          period ended  December 31, 1999 and for the period
          from March 5, 1999  (inception)  to  December  31,
          1999 (Unaudited)                                                     3

     Statement of Cash  Flows for the  three and nine  month
          periods ended December 31, 1999 and for the period
          from March 5, 1999  (inception)  to  December  31,
          1999 (Unaudited)                                                     4

Notes to Financial Statements (Unaudited)                                      5

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                               ASSETS

Cash                                                               $        970
Accrued interest                                                            300
Due from shareholder                                                      9,000
                                                                   ------------
Total  assets                                                      $     10,270
                                                                   ============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                   $        513
                                                                   ------------

Total liabilities                                                           513
                                                                   ------------

Shareholders' equity:
   Common stock,  $.001 par value;                                   10,000,000
      shares authorized; 2,650,000 shares issued
      and outstanding                                                     2,650
      Additional paid-in capital                                          9,000
      Deficit accumulated during development
      stage                                                              (1,893)
                                                                   ------------

Total shareholders' equity                                                9,757
                                                                   ------------

Total liabilities and shareholders' equity                         $     10,270
                                                                   ============


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                             Statement of Operations

        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                   Period from
                                   Three Months    Nine Months     March 5, 1999
                                      Ended           Ended       (Inception) to
                                   December 31,    December 31,    December 31,
                                       1999            1999            1999
                                   ------------    ------------    ------------
Revenue                                      --              --              --

Cost of sales                                --              --              --
                                   ------------    ------------    ------------

     Gross profit                            --              --              --

Other expenses                     $       (318)   $       (243)   $     (1,893)
                                   ------------    ------------    ------------

Net loss                           $       (318)   $       (243)   $     (1,893)
                                   ============    ============    ============

Net loss per share                           --              --              --
                                   ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                        Statement of Shareholders' Equity

       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)


                                                                                                             Deficit
                                                                                                            Accumulated
                                                              Price                  Common     Additional  During the
                                                 Common        Per        Common      Stock       Paid-in   Development
                                                 Shares       Share       Stock    Subscribed     Capital      Stage        Total
                                                ---------   ---------   ---------  ----------   ----------  -----------   ---------
Formation of corporation,
March 5, 1999                                          --                      --          --           --          --           --
    Common stock                                1,650,000   $   0.001   $   1,650          --           --          --    $   1,650
    Common stock  subscribed                           --   $   0.010          --   $   1,000    $   9,000          --       10,000
    Net loss                                           --                      --          --           --   $  (1,650)      (1,650)
                                                ---------               ---------   ---------    ---------   ---------    ---------
Balance, March 31, 1999                         1,650,000                   1,650       1,000        9,000      (1,650)      10,000
    Issuance of common stock
      on collection of stock
      subscription receivable                   1,000,000                   1,000      (1,000)          --          --           --
    Net loss                                           --                      --          --           --        (243)        (243)
                                                ---------               ---------   ---------    ---------   ---------    ---------
Balance, December 31, 1999                      2,650,000               $   2,650          --    $   9,000   $  (1,893)   $   9,757
                                                =========               =========   =========    =========   =========    =========


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                             Statement of Cash Flows

    For the Three and Nine Month Periods Ended December 31, 1999 and 1998 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                        Period from
                                                                       Nine Months     March 5, 1999
                                                                          Ended       (Inception) to
                                                                       December 31,     December 31,
                                                                           1999             1999
                                                                       ------------     ------------
Cash flows from operating activities:

      Net loss                                                         $       (243)    $     (1,893)
      Adjustments to reconcile  net loss
         to net cash used in  operations:
         Decrease in assets:
           Accrued Interest                                                    (300)            (300)
           Due from shareholder                                              (9,000)          (9,000)
         Increase in liabilities:
           Accounts payable                                                     513              513
                                                                       ------------     ------------
Cash used in operating activities                                            (9,030)         (10,680)
                                                                       ------------     ------------

Cash flows used in investing activities:
Cash used in investing activities                                                --               --
                                                                       ------------     ------------

Cash flows provided by financing activities:
      Issuance of common stock                                               10,000           11,650
                                                                       ------------     ------------
Cash provided by financing activities                                        10,000           11,650
                                                                       ------------     ------------
Net increase (decrease) in cash                                                 970              970
Cash at beginning of period                                                      --               --
                                                                       ------------     ------------
Cash at end of period                                                  $        970     $        970
                                                                       ============     ============

           Supplemental Disclosure of Cash Flow Information

Interest paid                                                                    --               --
Income taxes paid                                                                --               --

 Supplemental Schedule of Non-cash Investing and Financing Activities

Common stock subscriptions:
      Stock subscriptions receivable                                             --     $     10,000
      Common stock subscribed                                                    --     $     (1,000)
      Additional paid-in capital                                                 --     $     (9,000)


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements

                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


1.   Basis of Presentation

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position as of December 31, 1999 and the results of its operations and cash flows for the period from March 5, 1999 (inception) to December 31, 1999 and the three and nine month periods ended December 31, 1999.

2.   Development Stage Operations

     Sun West Enterprises, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on March 5, 1999 and has no operating history with no revenues and no products or technology ready for the market. The Company's initial business plan anticipates engaging in the manufacture and/or sale of vitamins and nutritional supplements, and to that end, has obtained an exclusive license to manufacture and market a photon light activated food supplement. The implementation of these plans requires, among other things, significant resources and may involve the use of leased facilities and equipment, subcontract manufacturing, consultants, outside sales representatives, and/or merger with an operating entity. While management believes the Company has adequate cash resources to meet its immediate liquidity needs, the Company's ability to be a going concern is predicated on its ability to raise additional necessary capital to implement its plans, achievement of successful operations, and or the completion of a merger with an operating entity. There is no assurance that any of these will occur or be successful.

3.   Loss Per Common Share

     The loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements

                           As of December 31, 1999 and
        For the Three and Nine Month Periods Ended December 31, 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


3.   Loss Per Common Share, Continued

     The computations of loss per common share for the three and nine month periods ended December 31, 1999 and the period from March 5, 1999 (inception) to December 31, 1999 follow.

     The Company has no potentially dilutive securities.

                                                                       Period from
                                         Three Months   Nine Months   March 5, 1999
                                            Ended          Ended     (Inception) to
                                         December 31,   December 31,   December 31,
                                             1999           1999           1999
                                         -----------    -----------    -----------
          Net loss available to common
             shareholders                $      (543)   $      (543)   $    (2,193)
          Weighted-average shares          2,650,000      2,650,000      2,523,076
                                         -----------    -----------    -----------

          Loss per common share                   --             --             --
                                         ===========    ===========    ===========

4.   License Agreement

     In December 1999, the Company entered into an agreement to license a photon light activated food supplement. Under this agreement, the Company has the exclusive right to manufacture and market this health supplement. In exchange for this exclusive licensing agreement, the Company is required to pay a fee in the amount of $.10 for each 100 capsules of product sold. The license has a term of five years with automatic renewals for three years unless either party provides notice prior to its expiration.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE
HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD- LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview of the Vitamin and Health Supplement Industry. The retail market for vitamins and nutritional supplements in the United States presently exceeds $7 billion annually. Approximately 45% of adults in the United States take some form of vitamin or nutritional supplement. We believe this market will continue to expand due to increasing consumer awareness of the health benefits of vitamins and nutritional supplements. We also believe that the market for vitamins and other nutritional supplements will continue to grow as the nation's demographics continue to shift towards a more senior-aged population, who have a greater tendency to use vitamins on a regular basis. Industry sources report that approximately 55% of Americans aged 50 and over are regular vitamin users. It is anticipated that the 50 and over age group will be the fastest growing segment of the United States population as the baby boom generation continues to mature.

Overview of Our Business. We were incorporated on March 5, 1999, pursuant to the provisions of General Corporation Law of Nevada. Our executive offices are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. Our telephone number is
(702)240-0124. We were organized to engage in the manufacturing, packaging and sale and distribution of vitamins and nutritional supplements. We plan to distribute vitamin brands of other vitamin producers, as well as developing our own vitamin brands. We plan to develop, or acquire a license to distribute, many different vitamin products. For example, vitamin products can be sold in single vitamin and in multivitamin combinations with varying potency levels in various forms, including tablets (both chewable and time released tablets), powders, two-piece hard shell capsules, and soft gelatin encapsulated capsules, which are known in the industry as "soft gels". We may produce our own products or subcontract out production and packaging to others.

Some of our shareholders are friends and business associates of Dr. Robert Milne. Dr. Milne is a board-certified family practice physician with extensive experience in alternative health care, allergy testing and preventative medicine. He is also the inventor of a patented allergy-testing device. Before starting his own practice at the Milne Medical Center in Las Vegas, Nevada, Dr. Milne was Medical Director at the Omni Medical Center and also practiced medicine at the Nevada Clinic after previous assignments in emergency medicine and a family practice. Dr. Milne is the author of numerous papers in the medical field and has authored several books, including The Definitive Guide to Headaches and The Photon Connection - Energy for the New Millennium. Dr. Milne has been developing various vitamin and health-supplement products for many years.

In December, 1999 we entered into a licensing agreement with Dr. Milne to acquire the rights to produce and market a photon-activated food supplement that will provide consumers with the benefits of eating green vine- ripened fruit and vegetables in a small package.

Private Label Industry. We will attempt to participate in the growing market for private label, also called "store brand", vitamins. Sales of store brand vitamins have grown significantly in chain drug stores. From the consumer's standpoint, store brand products offer lower-priced and equal if not better quality alternatives to nationally advertised brand name products. From the retailer's standpoint, such products allow for lower retail pricing than national brands and yet provide retailers with higher profit margins. Industry analysts predict that private label's share of the overall market should grow significantly over the next 10 years. We will try to market some of our products directly to retail chain stores or to sublicense the rights to those products to those retail chain stores.

Our Competition Has More Money Than We Do And Will Continue To Introduce New Products. The vitamin and nutrient supplement industry is rapidly changing through the continuous development and introduction of new products. Many of our established competitors currently sell their vitamin products directly to the public over the Internet. We therefore are competing not only with existing store brand vitamins and giant vitamin manufacturers, but with a host of smaller manufacturers which compete with us more directly because they, too, claim to have products on the leading edge of natural supplements. Our competition includes such manufacturers as Apothecary, Boiron, Country Life, Enzymatic Therapy, Earths Lands & Seas, EAS, Flora, Forest Herbs , Futurebiotics, Grifron, Healthcomm International, HFS, Lane Lab, MAX, Menuco, Natrol, Nature's Bounty, Nature's Herbs, Nature's Secret, Nature's Way, NOW, Nutramax, Osmo, Pathway, ProBiologic, Rezei Bar Ltd., Source Naturals, Twin Lab, and Zand.

Our strategy for growth depends on our ability to continually improve and enhance our existing products and introduce new products. In some cases, we will be able to license the rights to use a product someone else has paid to develop. However, we may be required to spend our own funds to enhance or improve our product line to keep pace with evolving industry standards. This could require the expenditure of significant funds and resources, and we do not presently have a source or commitment for any such funds and resources.

Our Plan of Operation for Next 12 Months. Over the next 12 months we plan to establish relationships with health food stores, retail vitamin chains and even Internet vitamin wholesalers and suppliers. We may also try some direct selling efforts, either by establishing a website on the Internet or marketing our products by distributing brochures and price lists through the mails. We may place advertisements in magazines that promote various sports and activities. These sources, as well as magazines promoting health products and targeted to the alternative medicine practitioner, will be the main focus of our magazine advertising. We may also enter into joint venture agreements or distribution agreements with existing vitamin retailers or wholesalers if the opportunity arises.

Liquidity and Available Cash for Operations. We believe our current cash resources are sufficient to fund our marketing and promotion activities relating to our vitamin products for the next 9 months. Specifically, at March 31, 2000, we had cash and equivalents of $9,417.00, with no outstanding liabilities except for the annual fees for maintaining the corporation's status required by the State of Nevada. We are not currently generating any revenues from the sale or licensing of our vitamin products. Our only external source of liquidity is the sale of our capital stock. Fortunately, because Dr. Milne developed the vitamin products we are licensing, he, and not the company, paid the research costs and other costs of development.

We Have No Employees. We do not currently have any employees. We anticipate using consultants for business, accounting, marketing and legal services on an as-needed basis. Because we plan to enter into licensing and manufacturing agreements with third parties, we anticipate that we will require very few employees, if any, during the next fiscal year.

Producing Our Vitamin Products. We do not own production equipment and we do not intend to purchase any production equipment or lease a production facility until we have completed our initial marketing efforts. We do not believe we will have any problems purchasing the ingredients necessary to produce our vitamin products in commercial quantities or that availability of those ingredients will be significantly effected by seasonal factors. The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from manufacturers primarily in the United States, with certain materials imported from Japan and Europe. We intend to purchase our raw materials from numerous sources, both foreign and domestic, so that we do not become dependent on any one supplier.

We Have Potential Product Liability Risks. Any time you sell a product which is consumed by the public, you are exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of nutritional supplement products. We do not currently have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or products is alleged to have resulted in adverse effects.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 2. Changes in Securities

Shares Issued as Compensation for Services. In March 1999, we issued at total of 550,000 shares of our common stock as compensation for legal services provided to the company by Thomas E. Stepp, Jr. and his paralegal, Richard Reincke, who was, and is, the sole director of the company, and the Secretary of the company. Those shares were not issued to Mr. Reincke or Mr. Stepp as compensation for services as either an officer or director. Those shares were valued at what we believe was the fair market value at the time of issuance, which was one cent ($0.001) per share. Also in March 1999, we issued 1,100,000 shares of our common stock to Thomas Krucker, the President of the company because he had expended the funds to incorporate the company and provided services in connection with the incorporation of the company. Those shares were valued at what we believe was the fair market value at the time he expended those funds, which was par value.

Sale of Our Common Stock. In March 10, 1999, we sold unregistered shares of our common stock in reliance on an exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933. We sold a total of 1,000,000 shares of our common stock and received gross proceeds totaling $10,000 in cash from approximately 24 non-accredited investors.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 5. Other Information

       Not Applicable

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

1      Underwriting Agreement (not applicable)

2      Plan of Merger (not applicable)

3.1    Articles of Incorporation* (Charter Document)

3.2    Certificate of Amendment to Articles of Incorporation* (Charter Document)

3.3    Bylaws*

10.1 Material Contracts - License Agreement dated December 29, 1999 with Dr. Robert Milne

11. Statement Re: Computation of Per Share Earnings (included in Footnote 3 of the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

15.    Letter on Unaudited Interim Financial Information (not applicable)

18.    Letter on Change in Accounting Principles (Not applicable)

19.    Reports Furnished to Security Holders (Not applicable)

22.    Published Report Regarding Matters Submitted to Vote (not applicable)

24.    Power of Attorney*

27.    Financial Data Schedule

99     Other (not applicable)

*Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.

      (b) Reports on Form 8-K

       None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California, on July 3, 2000.

                                                    Sun West Enterprises, Inc.,
                                                    a Nevada corporation

                                                    /s/ Ronald Almadova
                                                    By: Ronald Almadova
                                                    President