Form 10KSB
period 2000-03-31
SUN WEST ENTERPRISES INC
filed 2000-07-19
CIK 1083407

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934, for the fiscal year ended March 31, 2000

                          Commission File No.000-27613

                           SUN WEST ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

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

                            Yes [ ]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of June 30, 2000, approximately $10,000.00.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 2,650,000 on March 31, 2000.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes [ ]     No [X]

PART I.

Item 1.  Description of Business.

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

Item 2. Description of Property.

Property held by the Company. As of the dates specified in the following table, the Company held the following property:

================================================================================
  Property               March 31, 1999                     March 31, 2000
--------------------------------------------------------------------------------
Cash and equivalents           0.00                            $940.00
--------------------------------------------------------------------------------

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased.


Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, commonly referred to as the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. We do not currently maintain our own Internet address.

We have applied for participation on the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. There can be no assurance that we will be approved for participation on the OTC Bulletin Board. There is presently no public market for our stock.

We are authorized to issue 10,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of our common stock constitute equity interests in the Company. Our common stock shareholders are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors from funds legally available for dividend payments, provided, however, that cash dividends are at the sole discretion of our Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the common stock. Holders of the shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock. All of the outstanding shares of our common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends on our common stock. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Stock Option Plan. We have not approved or adopted any stock option plan. Many company's adopt stock option plans to provide compensation to officers, employees, and directors. We may adopt such a plan in the future but have no plans to do so currently.

Item 6. Plan of Operation

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

LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD- LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Changes in Number of Employees. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7. Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:

================================================================================
   Name                               Age                        Position
--------------------------------------------------------------------------------
Ronald Almadova                       60                  President
--------------------------------------------------------------------------------
Richard Reincke                       43                  Secretary and Director
--------------------------------------------------------------------------------

Ronald Almadova is the president and sole director of the Company. Mr. Almadova owns and operates two tourist-services businesses located on the Strip in Las Vegas, Nevada. He has been an entrepreneur and business owner for the last 25 years, operating small businesses in Arizona, California, Oregon and Nevada.

Richard Reincke, age 43, is the secretary and sole director of the company. Mr. Reincke was a National Merit Scholar at Michigan State University in 1976. From 1979 through 1984 he was employed by Sullivan & Associates as a labor-relations consultant to management, representing clients in the construction and manufacturing industries in administrative law hearings before the National Labor Relations Board. From 1982 through 1988 he developed and manufactured the Afford-A-House, a containerized manufactured housing kit which was manufactured in San Bernardino, California and Vancouver, Washington and shipped to such diverse markets as the Pribilof Islands and the Bahamas. From 1989 through the present he has been a self-employed paralegal. He currently resides in Orange, California.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the company so enjoined.

Resignations. Thomas Krucker, an officer of the company, resigned as President in January, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance. The company does not presently have knowledge as to whether all of its officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 ( Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of
Securities),   or  a  Form  5  (Annual  Statement  of  Beneficial  Ownership  of
Securities).

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the company will be determined from time to time by our board of directors. Officers, directors, and management personnel of the Company may be reimbursed for any out-of-pocket expenses incurred on behalf of the company. No officers or directors of the company has received any compensation since the inception of the company. Thomas Krucker was the president of the company until he resigned on January 15, 2000 and was replaced by Ronald Almadova.


                           Cash            Auto                         Meals &                                        Total
                       Compensation       Expense       Insurance    Entertainment     Travel         Housing       Compensation
                       ------------       -------       ---------    -------------     ------         -------       ------------
T. Krucker                  $0.00          $0.00          $0.00          $0.00          $0.00          $0.00          $0.00
R. Almadova                 $0.00          $0.00          $0.00          $0.00          $0.00          $0.00          $0.00
R. Reincke                  $0.00          $0.00          $0.00          $0.00          $0.00          $0.00          $0.00

Totals                      $0.00          $0.00          $0.00          $0.00          $0.00          $0.00          $0.00

Shares Issued as Compensation for Services. In March 1999, we issued at total of 550,000 shares of our common stock as compensation for legal services provided to the company by Thomas E. Stepp, Jr. and his paralegal, Richard Reincke. Richard Reincke was the initial director and secretary of the company, but those shares were not issued to him as compensation for services as either an officer or director of the company. Those shares were valued at what we believe was the fair market value at the time of issuance, which was $0.001 per share. Also in March 1999, we issued 1,100,000 shares of our common stock to Thomas Krucker because he had expended the funds to incorporate the company and provided services in connection with the incorporation of the company. Those shares were valued at what we believe was the fair market value at the time he expended those funds, which was par value.

Sale of Our Common Stock. In March 10, 1999, we sold unregistered shares of our common stock in reliance on an exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933. We sold a total of 1,000,000 shares of our common stock and received gross proceeds totaling $10,000 in cash from approximately 24 non-accredited investors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2000, by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. The number of shares outstanding of our only class of common stock was 2,650,000 at March 31, 2000.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, only one person, Thomas E. Stepp, Jr., is the owner of 5% or more of the Company's issued and outstanding common stock. Mr. Stepp owns 366,667 shares of our common stock, which he received in lieu of payment for legal services he provided to the Company.

(b) Security Ownership of Management. Ronald Almadova, the current president of the company, does not own any of the company's securities. The present and former principal executive officers of the Company directly or beneficially own, in the aggregate, 1,283,333 shares of the Company's common stock, or approximately 48.4 % of the issued and outstanding common shares, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent).

                                                                 Amount and
                        Name and Address                         Nature of                     Percent of
  Title of Class        of Owner                                 Owner                         Class (approx.)
  --------------        ----------------                         ---------                     ---------------
 $.001 par value        Thomas Krucker*                          1,100,000                     41.5%
 Common Stock           2505 Rancho Bel Air                      President and Director
                        Las Vegas, NV 89107

 $.001 par value        Richard Reincke                          183,333                        6.9%
 Common Stock           4900 E. Chapman Ave.                     Secretary and Director
                        Orange, CA 92869

                        Total shares beneficially
                        owned by all officers and directors
                        as a group                                1,283,333                    48.4%


*Thomas Krucker was the president of the company until January 15, 2000.

Beneficial Ownership. The chart above includes all beneficial ownership of securities, which has been determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Licensing Agreement Was Not the Result of Arms-Length Negotiations. As set forth above, in December, 1999, we acquired a license to acquire the rights to produce and market light activated vitamin supplements from Robert D. Milne, M.D., who was, at that time, a director and major shareholder of Elast Technologies, Inc., a Nevada corporation. Thomas Krucker, our president, was also a major shareholder and a director of Elast Technologies, Inc. at the time the license was acquired.

Item 13.  Exhibits and Reports on Form 8-K

a) Exhibits

1    Underwriting Agreement (not applicable)

2    Plan of Merger (not applicable)

3.1  Articles of Incorporation* (Charter Document)

3.2  Certificate of Amendment to Articles of Incorporation* (Charter Document)

3.3  Bylaws*

4.   Instruments Defining the Rights of Holders (not applicable)

9.   Voting Trust Agreement - Not Applicable


10.1 Material Contracts - License Agreement dated December 21, 1999 with Dr. Robert Milne

11. Statement Re: Computation of Per Share Earnings (included in Footnote 5 of the Financial Statements in this Annual Report on Form 10-KSB)

15.  Letter on Unaudited Interim Financial Information(not applicable)

16.  Letter on change in certifying accountant (Not applicable)

18.  Letter on Change in Accounting Principles (not applicable)

19.  Reports Furnished to Security Holders (not applicable)

21.  Subsidiaries of the Registrant (not applicable)

22.  Published Report Regarding Matters Submitted to Vote (not applicable)

23.1 Consent of Auditors

24.  Power of Attorney

27.  Financial Data Schedule

99   Other (not applicable)

*Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California, on July 14, 2000.

                                              Sun West Enterprises, Inc.,
                                              a Nevada corporation

                                              /s/ Ronald Almadova
                                              By: Ronald Almadova
                                              President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUN WEST ENTERPRISES, INC.


/s/ Richard Reincke                                       July 14, 2000
------------------------------
Director

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                              Financial Statements

                        As of March 31, 2000 and 1999 and
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                        Index to the Financial Statements
                        As of March 31, 2000 and 1999 and
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) To March 31, 2000



Report of Independent Auditors                                                 1

Financial Statements of Sun West Enterprises, Inc.:

     Balance Sheets, as of March 31, 2000 and 1999                             2

     Statements of  Operations  for the Year Ended March 31,
     2000, for the Period from March 5, 1999  (Inception) to
     March 31,  1999 and for the  Period  From March 5, 1999
     (Inception) to March 31, 2000                                             3

     Statement  of  Shareholders'  Equity for the Year Ended
     March  31,   2000,   the  Period  from  March  5,  1999
     (Inception)  to March 31,  1999,  and the  Period  from
     March 5, 1999 (Inception) to March 31, 2000                               4

     Statement  of Cash  Flows or the Year  Ended  March 31,
     2000, for the Period from March 5, 1999  (Inception) to
     March 31,  1999 and for the  Period  From March 5, 1999
     (Inception) to March 31, 2000.                                            5

Notes to Financial Statements                                                  6

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Sun West Enterprises, Inc.

We have audited the accompanying balance sheet of Sun West Enterprises, Inc. (a development stage company) as of March 31, 2000 and 1999, and the related statement of operations, shareholders' equity, and cash flows for the year ended March 31, 2000, for the period from March 5, 1999 (inception) to March 31, 1999, and for the period from March 5, 1999 (inception) to March 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun West Enterprises, Inc. (a development stage company) as of March 31, 2000 and 1999, and the results of its operations and cash flows for the year ended March 31, 2000, for the period from March 5, 1999 (inception) to March 31, 1999, and for the period from March 5, 1999 (inception) to March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no significant operations, or facilities, and requires significant resources to implement its plan of operations that raises substantial doubt about its ability to be a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company

Kelly & Company
Newport Beach, California
July 5, 2000

                           Sun West Enterprises, Inc.

                          (A Development Stage Company)

                                  Balance Sheet

                             March 31, 2000 and 1999

--------------------------------------------------------------------------------


                                     ASSETS
                                                             2000        1999
                                                           --------    --------
Cash                                                       $    940        --
Accrued interest                                                525        --
Due from shareholder                                          9,000        --
Stock subscriptions receivable                                 --      $ 10,000
                                                           --------    --------
Total  assets                                              $ 10,465    $ 10,000
                                                           ========    ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                           $    513        --
                                                           --------    --------
Total liabilities                                               513        --
                                                           --------    --------
Shareholders' equity:
    Common stock, $.001 par value;
      10,000,000 shares authorized;
      2,650,000 and 1,650,000 shares
      issued and  outstanding  at March 31,
      2000 and 1999, respectively                             2,650    $  1,650
    Common stock subscribed                                    --         1,000
    Additional paid-in capital                                9,000       9,000
    Accumulated deficit                                      (1,698)     (1,650)
                                                           --------    --------

Total shareholders' equity                                    9,952      10,000
                                                           --------    --------
Total liabilities and shareholders' equity                 $ 10,465    $ 10,000
                                                           ========    ========


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

                                               For the Period      For the Period
                                             From March 5, 1999  From March 5, 1999
                         For the Year Ended    (Inception) to      (Inception) to
                           March 31, 2000      March 31, 1999      March 31, 2000
                           --------------      --------------      --------------
Revenue                              --                 --                 --

Cost of sales                        --                 --                 --

    Gross profit                     --                 --                 --

Other expenses               $        (48)      $     (1,650)      $     (1,698)
                             ------------       ------------       ------------


Net loss                     $        (48)      $     (1,650)      $     (1,698)
                             ------------       ------------       ------------

Loss per common share                --                 --                 --
                             ============       ============       ============


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                        Statement of Shareholders' Equity
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                                          Accumulated
                                                         Price                   Common      Additional   During the
                                            Common        Per       Common       Stock        Paid-in     Development
                                            Shares       Share       Stock     Subscribed     Capital         Stage         Total
                                           ---------    -------    ---------   ----------    ----------   -------------   ---------
Formation of corporation,
  March 5, 1999                                 --                      --           --            --            --            --
   Common stock                            1,650,000    $ 0.001    $   1,650         --            --            --       $   1,650
   Common stock subscribed                      --      $ 0.010         --      $   1,000     $   9,000          --          10,000
   Net loss                                     --                      --           --            --       $  (1,650)       (1,650)
                                           ---------               ---------    ---------     ---------     ---------     ---------
Balance, March 31, 1999                    1,650,000                   1,650        1,000         9,000        (1,650)       10,000
  Issuance of common stock
   on collection of stock
   subscription receivable                 1,000,000                   1,000       (1,000)         --            --            --
   Net loss                                     --                      --           --            --             (48)          (48)
                                           ---------               ---------    ---------     ---------     ---------     ---------
Balance, March 31, 2000                    2,650,000               $   2,650         --       $   9,000     $  (1,698)    $   9,952
                                           =========               =========    =========     =========     =========     =========


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                       For the Year Ended March 31, 2000,
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

                                                                         For the Period      For the Period
                                                                       From March 5, 1999  From March 5, 1999
                                                     For the Year Ended   (Inception) to     (Inception) to
                                                        March 31,2000     March 31, 1999     March 31, 2000
Cash flows from operating activities:

  Net loss                                              $        (48)      $     (1,650)      $     (1,698)
  Adjustments to reconcile net loss to net
       cash
    Increase in assets:
         Accrued Interest                                       (525)              --                 (525)
         Due from shareholder                                 (9,000)              --               (9,000)
    Increase in liabilities:
         Accounts payable                                        513               --                  513
                                                        ------------       ------------       ------------
Cash used in operating activities                             (9,060)            (1,650)           (10,710)
                                                        ------------       ------------       ------------
Cash flows used in investing activities:


Cash used in investing activities                               --                 --                 --
                                                        ------------       ------------       ------------
Cash flows provided by financing activities:

   Issuance of common stock                                   10,000              1,650             11,650
                                                        ------------       ------------       ------------
Cash provided by financing activities                         10,000              1,650             11,650
                                                        ------------       ------------       ------------
Net increase (decrease) in cash                                  940               --                  940

Cash at inception                                               --                 --                 --
                                                        ------------       ------------       ------------
Cash at end of period                                   $        940               --         $        940
                                                        ============       ============       ============

            Supplemental Disclosure of Cash Flow Information

Interest paid                                                   --                 --                 --
Income taxes paid                                               --                 --                 --


  Supplemental Schedule of Non-cash Investing and Financing Activities

Common stock  subscriptions:
   Stock  subscriptions  receivable                             --         $     10,000               --
   Common  stock  subscribed                                    --         $     (1,000)              --
   Additional  paid-in  capital                                 --         $     (9,000)              --


    The accompanying notes are an integral part of the financial statements.

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------


1.   Development Stage Operations

     Sun West Enterprises, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on March 5, 1999 and has no operating history with no revenues and no products or technology ready for the market. The Company's initial business plan anticipates engaging in the manufacture and/or sale of vitamins and nutritional supplements and to that end, has obtained an exclusive license to manufacture and market a photon light activated food supplement. The implementation of these plans requires, among other things, significant resources and may involve the use of leased facilities and equipment, subcontract manufacturing, consultants, outside sales representatives, and/or merger with an operating entity. While management believes the Company has adequate cash resources to meet its immediate liquidity needs, the Company's ability to be a going concern is predicated on its ability to raise additional necessary capital to implement its plans, achievement of successful operations, and/or the completion of a merger with an operating entity. There is no assurance that any of these will occur or be successful.

2.   Summary of Significant Accounting Policies

     Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Disclosures about Fair Value of Financial Instruments

     The Company accounts for the value of financial instruments using the fair value method.

     Start-up Costs

     The Company expenses start-up costs as they are incurred.

     Income Taxes

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Income Taxes, Continued

     The Company accounts for deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable will be reflected in the financial statements as deferred taxes. Deferred tax assets and/or liabilities will be classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. For tax purposes the Company will be all capitalizing incurred during the development stage.

3.   Income Taxes

     The components of the provision for income taxes are as follows:

                                                         2000           1999
                                                     ------------   ------------
            Current tax expense:
                Federal                                      --             --
                State                                        --             --
                                                     ------------   ------------
            Deferred tax expense:
                Federal                                      --             --
                State                                        --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

          Total provision                                    --             --
                                                     ============   ============

     Significant components of the Company's deferred income tax asset at March 31, 2000 and 1999 are as follows:

                                                        2000            1999
                                                   ------------    ------------
          Deferred income tax asset:
              Capitalized start-up expenses        $        577    $        561
                                                   ------------    ------------
          Total deferred income tax asset                   577             561

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------


              Valuation allowance                          (577)           (561)
                                                   ------------    ------------
          Net deferred income tax asset                    --              --
                                                   ============    ============

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------


3.   Income Taxes, Continued

     The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                        2000            1999
                                                    ------------   ------------
          Tax expense at U.S. statutory rate                  34%            34%
          Change in the valuation allowance                  (34)           (34)
                                                    ------------   ------------
          Effective income tax rate                            -%             -%
                                                    ============   ============

4.   Loss Per Common Share

     The loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The Company does not have any potentially dilutive securities.

     The computations of loss per common share for the year ended March 31, 2000, the period ended December 31, 1999, and the period from March 5, 1999 (inception) to March 31, 2000 are as follows:

                                                                        For the Period      For the Period
                                                                      From March 5, 1999  From March 5, 1999
                                                  For the Year Ended    (Inception) to      (Inception) to
                                                     March 31,2000      March 31, 1999      March 31, 2000
          Net loss available to common
            shareholders                              $        573       $      1,650       $      2,223

          Weighted-average shares, basic
            and diluted                                  2,650,000          1,000,000          2,523,076
                                                      ------------       ------------       ------------
          Loss per common share                               --                 --                 --
                                                      ============       ============       ============

                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                        As of March 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to March 31, 1999 and
         For the Period from March 5, 1999 (Inception) to March 31, 2000

--------------------------------------------------------------------------------


5.   Stock Transactions

     The Company issued a total of 1,650,000 common shares to founders and legal consultants in connection with their formation of the Company. The Company has recorded this transaction at the par value of the shares issued and correspondingly recognized other expense of $1,650.

     In 1999, the Company, in a private placement offering, sold 1,000,000 shares of its common stock at $.01 per share under Regulation D of the securities laws and recorded a stock subscription receivable and in 2000 collected the total stock subscription receivable proceeds of $10,000 from twenty-four investors.

6.   License Agreement

     In December 1999, the Company entered into an agreement to license a photon light activated food supplement. Under this agreement, the Company has the exclusive right to the manufacture and market this health supplement. In exchange for this exclusive licensing agreement, the Company is required to pay a fee in the amount of $.10 for each 100 capsules of product sold. The license has a term of five years with automatic renewals for three years unless either party provides notice prior to its expiration.