Form 10QSB
period 2000-06-30
SUN WEST ENTERPRISES INC
filed 2000-12-15
CIK 1083407

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2000.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

Commission File Number: 000-27623






                    SUNWEST ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)







Nevada
(State of                                   (I.R.S. Employer
organization)                            Identification No.)

2505 Rancho Bel Air, Las Vegas, NV 89107
(Address of principal executive offices)

Registrant's telephone number, including area code 702-240-0124

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 2,650,000 shares of common stock issued and outstanding as of June 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 2000.
                    Sunwest Enterprises, Inc.
                  (A Development Stage Company)

                Index to the Financial Statements
                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)




   Financial  Statements of Sunwest
       Enterprises, Inc.:

          Balance Sheet, as of June 30, 2000 (Unaudited)            2

          Statements of Operations for the Three Month              4
          Periods Ended June 30, 2000 and 1999 and for the
          Period from March 5, 1999 (Inception) to June 30,
          2000 (Unaudited)

          Statement of Shareholders' Equity for the Three           5
          Month Period Ended June 30, 2000 and for the
          Period from March 5, 1999 (Inception) to June 30,
          2000 (Unaudited)

          Statement of Cash Flows for the Three Month               6
          Periods Ended June 30, 2000 and 1999 and for the
          Period from March 5, 1999 (Inception) to June 30,
          2000 (Unaudited)

          Notes to Financial Statements (Unaudited)                 7



                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                          Balance Sheet

                          June 30, 2000
                           (Unaudited)





                        ASSETS

Cash                                                925
Accrued interest                                 $  750
Due from shareholder                              9,000
                                               --------
Total  assets                                  $ 10,675

                                               ========



         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $  513
                                               --------
Total liabilities                                   513
                                               --------
Shareholders' equity:
Common   stock,   $.001   par   value;
10,000,000      shares     authorized;
2,650,000     shares    issued     and            2,650
outstanding.
Additional paid-in capital,                       9,000
Deficit accumulated during development          (1,488)
stage
                                               --------
Total shareholders' equity                       10,162
                                               --------
Total  liabilities  and  shareholders'         $ 10,675
equity
                                               ========

  The accompanying notes are an integral part of the financial statements.
                 See accountants' review report.

                                2


                            Sunwest Enterprises, Inc.

                          (A Development Stage Company)

                             Statement of Operations

          For the Three Month Periods Ended June 30, 2000 and 1999 and
         For the Period from March 5, 1999 (Inception) to June 30, 2000
                                   (Unaudited)





                                                           For the
                                                           Period From
                              Three Month    Three Month   March 5, 1999
                              Period Ended   Period Ended  (Inception) to
                              June 30,2000   June 30, 1999 June 30, 2000


Revenue                                  -               -             -

Cost of sales                            -               -             -

                                   -------        --------    ----------

  Gross profit                           -               -             -



Other expenses                       $(15)               -    $  (2,238)

Other income                        $  225               -           750

                                   -------        --------    ----------
Net income (loss)                   $  210           $   -    $  (1,488)
                                   =======        ========    ==========
Net income (loss) per share              -               -             -
                                   =======        ========    ==========

    The accompanying notes are an integral part of the financial statements.
                         See accountants' review report.

                                        4
                            Sunwest Enterprises, Inc.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
               For the Three Month Period Ended June 30, 2000 and
         For the Period from March 5, 1999 (Inception) to June 30, 2000
                                   (Unaudited)

                                                                               Deficit
                                                                               Accumulated
                                Price                   Common     Additional  During the
                    Common      Per         Common      Stock       Paid-in    Development
                    Shares      Share       Stock       Subscribed Capital     Stage       Total
Formation of
corporation,
March 5, 1999               -            -          -           -            -         -
Common stock        1,650,000     $  0.001   $  1,650           -            -         -     $  1,650
Common stock
Subscribed                  -        0.010          -    $  1,000     $  9,000         -       10,000
Net loss                    -            -          -           -           $-   (1,650)      (1,650)
                    ---------     --------   --------    --------     --------  --------
Balance,
March 31, 1999      1,650,000                   1,650        1,000      9,000    (1,650)       10,000
Issuance of common
stock on collection
of stock
subscription
receivable          1,000,000                   1,000     (1,000)            -         -
Net loss                    -            -          -           -            -
                    ---------     --------   --------     --------    --------  --------       -------
Balance,
June 30, 1999       2,650,000                   2,650           -        9,000   (1,650)       10,000
Issuance of common
Stock on collection
of stock
subscription
receivable
Net Loss                    -                       -           -                   (48)         (48)
March 31, 2000      2,650,000                   2,650           -        9,000   (1,698)        9,952
Issuance of common
Stock on collection
Of stock
subscription
receivable
Net Income                  -                       -           -            -       210          210
                    ---------     --------   --------    --------     --------  --------      -------
Balance,
June 30, 2000       2,650,000                   2,650        $  -       $9,000 $ (1,488)       10,162
                    =========                ========    ========     ========  ========      =======

    The accompanying notes are an integral part of the financial statements.

                                        5
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                     Statement of Cash Flows

                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)


                                                                 For the
                                                                 Period From
                                    Three Month   Three Month    March 5, 1999
                                    Period Ended  Period Ended   (Inception) to
                                    June 30,      June 30,       June 30, 2000
                                    2000          1999

Cash flows from operating
activities:

  Net loss                                $  210           $  -     $  (1,488)

  Adjustments to reconcile net
income
  (loss) to net cash

    Increase in assets:

     Accrued Interest                      (225)              -          (750)

     Due from shareholder                      -              -        (9,000)

    Increase  in liabilities:

     Accounts payable                          -            886          (513)
                                          ------      ---------       --------
Cash used in operating activities           (15)              -       (10,725)
                                          ------      ---------       --------
Cash flows used in investing
activities:
Cash used in investing activities              -              -              -
                                          ------      ---------       --------
Cash flows provided by financing
activities:

  Issuance of common stock                     -         10,000         11,650
                                          ------      ---------       --------
Cash provided by financing                     -         10,000         11,650
activities
                                          ------      ---------       --------
Net increase (decrease) in cash             (15)         10,000            925
Cash at beginning of period                  940              -              -
                                          ------      ---------       --------
Cash at end of period                     $  925      $  10,000         $  925
                                          ======      =========       ========




               Supplemental Disclosure of Cash Flow Information

Interest paid                                  -              -             -

Income taxes paid                              -              -             -




Supplemental Schedule of Non-Cash Investing and Financing Activities



      Common stock subscriptions:

Stock subscriptions receivable                       -              -       $10,000

      Common stock subscribed                        -              -      $(1,000)

      Additional paid-in capital                     -              -       (9,000)

  The accompanying notes are an integral part of the financial statements.

                                6
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)


1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position as of June 30, 2000 and the results of its operations and cash flows for the three month periods ended June 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to June 30, 2000.
2. Development Stage Operations

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

                                7
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                     As of June 30, 2000 and
  For the Three Month Periods Ended June 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to June 30, 2000
                           (Unaudited)


3. Loss Per Common Share

   The loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

   The computations of the loss per common share for the three periods ended June 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to June 30, 2000 follow.

   The Company does not have any potentially dilutive securities.


                                                         For the
                                                         Period From
                           Three Month   Three Month     March 5, 1999
                           Period Ended  Period Ended    (Inception) to
                           June 30,      June 30, 1999   June 30, 2000
                           2000

  Net income (loss)
available
  to common shareholders         $  210           $   -      $  (1,488)
  Weighted-average shares     2,650,000       2,650,000       2,587,500
                              ---------       ---------      ----------
Income (loss) per common              -               -            $  -
share
                              =========       =========      ==========

                                8


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD- LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY
MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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


In December, 1999, we entered into a licensing agreement with Dr. Milne to acquire the rights to produce and market a photon-activated food supplement that will provide consumers with the benefits of eating green vine- ripened fruit and vegetables in a small package.


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

Sale of Our Common Stock. In March, 1999, we sold unregistered shares of our common stock in reliance on an exemption from registration provided by Rule 504 of Regulation D of the Securities Act of 1933. We sold a total of 1,000,000 shares of our common stock and received gross proceeds totaling $10,000 in cash from approximately 24 non-accredited investors.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     1    Underwriting Agreement (not applicable)

     2    Plan of Merger (not applicable)

     3.1  Articles of Incorporation (Charter Document) (1)

     3.2  Certificate  of Amendment to Articles of  Incorporation
          (Charter Document) (1)

     3.3  Bylaws (1)

     10.1       Material  Contracts  -  License  Agreement  dated
          December 21, 1999 with Dr. Robert Milne (2)

     11   Statement   Re:  Computation  of  Per  Share   Earnings
          (included in Footnote 2 of the Financial Statements  in
          Item 1 of this Quarterly Report on Form 10-QSB)

     15   Letter   on  Unaudited  Interim  Financial  Information
          (included  in Financial Statements in Item  1  of  this
          Quarterly Report on Form 10-QSB)

     18   Letter   on   Change  in  Accounting  Principles   (not
          applicable)

     19   Reports Furnished to Security Holders (not applicable)

     22   Published  Report Regarding Matters Submitted  to  Vote
          (not applicable)

     24   Power of Attorney (1)

     27   Financial Data Schedule

     99   Other (not applicable)

(1) Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.

(2) Previously filed as exhibits to Form 10-QSB for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on July 20, 2000.

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las
Vegas, Nevada, on December __________, 2000.

                              Sunwest Enterprises, Inc., a Nevada
                              corporation


                              ___________________________________
                              _
                              By: Ronald Almadova, President