Form 10QSB
period 2000-09-30
SUN WEST ENTERPRISES INC
filed 2000-12-15
CIK 1083407

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2000.

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

There are 2,650,000 shares of common stock issued and outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 2000.
                    Sunwest Enterprises, Inc.
                  (A Development Stage Company)

          Index to the Financial Statements (Unaudited)
                  As of September 30, 2000 and
For the Three and Six Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000




   Financial  Statements of Sunwest
       Enterprises, Inc.:

          Balance Sheet, as of September 30, 2000                   1
          (Unaudited)

          Statements of Operations for the Three and Six            2
          Month Periods Ended September 30, 2000 and 1999
          and for the Period from March 5, 1999 (Inception)
          to September 30, 2000 (Unaudited)

          Statement of Shareholders' Equity for the Six             3
          Month Period Ended September 30, 2000 and for the
          Period from March 5, 1999 (Inception) to
          September 30, 2000 (Unaudited)

          Statement of Cash Flows for the Three and Six             4
          Month Periods Ended September 30, 2000 and 1999
          and for the Period from March 5, 1999 (Inception)
          to September 30, 2000 (Unaudited)

          Notes to Financial Statements (Unaudited)                 5



                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                          Balance Sheet

                       September 30, 2000
                           (Unaudited)





                        ASSETS

Cash                                                910
Accrued interest                                 $  975
Due from shareholder                              9,000
                                               --------
Total  assets                                  $ 10,885

                                               ========



         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $  513
                                               --------
Total liabilities                                   513
                                               --------
Shareholders' equity:
Common   stock,   $.001   par   value;
10,000,000      shares     authorized;
2,650,000     shares    issued     and            2,650
outstanding.
Additional paid-in capital,                       9,000
Deficit accumulated during development          (1,278)
stage
                                               --------
Total shareholders' equity                       10,372
                                               --------
Total  liabilities  and  shareholders'         $ 10,885
equity
                                               ========

  The accompanying notes are an integral part of the financial statements.
                 See accountants' review report.

                                2


                            Sunwest Enterprises, Inc.

                          (A Development Stage Company)

                             Statement of Operations

    For the Three and Six Month Periods Ended September 30, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to September 30, 2000
                                   (Unaudited)





                                                                                      For the
                          For the        For the        For the        For the        Period from
                          Three Month    Three Month    Six Month      Six Month      March 5, 1999
                          Period Ended   Period Ended   Period ended   Period Ended   (inception) to
                          September 30,  September 30,  September 30,  September 30,  September 30,
                          2000           1999           2000           1999           2000


Revenue                               -              -             -              -               -

Cost of sales                         -              -             -              -               -

                                -------       --------    ----------     ----------      ----------

  Gross profit                        -             -               -



Other expenses                    $(15)             -         $  (30)             -      $  (2,253)

Other income                     $  225            75            450             75             975

                                -------       --------    ----------
Net income (loss)                $  210          $  75        $  420          $  75       $ (1,278)
                                =======       ========    ==========
Net income (loss) per                 -             -              -              -               -
share
                                =======       ========    ==========     ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                                        4
                            Sunwest Enterprises, Inc.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
              For the Six Month Period Ended September 30, 2000 and
       For the Period from March 5, 1999 (Inception) to September 30, 2000
                                   (Unaudited)

                                                                                Deficit
                                                                                Accumulated
                                 Price                   Common     Additional  During the
                     Common      Per         Common      Stock       Paid-in    Development
                     Shares      Share       Stock       Subscribed Capital     Stage         Total
Formation of
corporation,
March 5, 1999                -           -            -          -           -             -
Common stock         1,650,000     $  0.001   $  1,650           -           -             -    $  1,650
Common stock
Subscribed                   -        0.010          -    $  1,000    $  9,000             -      10,000
Net loss                     -            -          -           -    $      -       (1,650)     (1,650)
                     ---------     --------    --------   --------    --------      --------    --------
Balance,
March 31, 1999       1,650,000                   1,650       1,000       9,000       (1,650)      10,000
Issuance of common
stock on collection
of stock
subscription
receivable           1,000,000                   1,000     (1,000)            -         (48)        (48)
Net loss                     -           -           -           -            -
                     ---------     --------   --------    --------     --------    --------      -------
Balance,
March 31, 2000       2,650,000                    2,650          -        9,000      (1,698)       9,952
Net Income                   -                       -           -            -          420         420
Balance
September 30, 2000   2,650,000                   2,650        $  -       $9,000    $ (1,278)      10,372
                     =========                ========     ========    ========     ========

    The accompanying notes are an integral part of the financial statements.

                                        5
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                     Statement of Cash Flows

                  As of September 30, 2000 and
 For the Six Month Periods Ended September 30, 2000 and 1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


                                                                 For the
                                                                 Period From
                                    Six Month     Six Month      March 5, 1999
                                    Period Ended  Period Ended   (Inception) to
                                    September 30, September 30,  September 30,
                                    2000          1999           2000

Cash flows from operating
activities:

  Net loss                                $  420         $  75      $  (1,278)

  Adjustments to reconcile net
income
  (loss) to net cash

    Increase in assets:

     Accrued Interest                      (450)           (75)          (975)

     Due from shareholder                      -        (9,000)       (10,740)

    Increase  in liabilities:

     Accounts payable                          -              -          (513)
                                          ------      ---------       --------
Cash used in operating activities           (30)        (9,000)       (10,740)
                                          ------      ---------       --------
Cash flows used in investing
activities:
Cash used in investing activities              -              -              -
                                          ------      ---------       --------
Cash flows provided by financing
activities:

  Issuance of common stock                     -         10,000        11,650
                                          ------      ---------      --------
Cash provided by financing
activities				       -         10,000        11,650
                                          ------      ---------      --------
Net increase (decrease) in cash             (30)          1,000           910
Cash at beginning of period                  940              -             -
                                          ------      ---------      --------
Cash at end of period                     $  910       $  1,000        $  910
                                          ======      =========      ========





               Supplemental Disclosure of Cash Flow Information
                                                                 For the
                                                                 Period From
                                    Six Month     Six Month      March 5, 1999
                                    Period Ended  Period Ended   (Inception) to
                                    September 30, September 30,  September 30,
                                    2000          1999           2000

Interest paid                                   -             -              -
Income taxes paid                               -             -              -

Supplemental Schedule of Non-Cash Investing and Financing Activities



      Common stock subscriptions:

Stock subscriptions receivable                       -     $  10,000        $10,000

      Common stock subscribed                        -     $  (1,000)      $(1,000)

      Additional paid-in capital                     -     $  (9,000)       (9,000)

  The accompanying notes are an integral part of the financial statements.

                                6
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                  As of September 30, 2000 and
For the Three and Six Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2000 and the related results of its operations, shareholders' equity and cash flows for the three and six month periods ended September 30, 2000 and 1999 and for the period from March 5, 1999 (inception) to September 30, 2000. The results of operations for the three and months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10KSB for the year ended March 31, 2000.
2. Development Stage Operations

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

                                7
                    Sunwest Enterprises, Inc.

                  (A Development Stage Company)

                  Notes to Financial Statements

                  As of September 30, 2000 and
For the Three and Six Month Periods Ended September 30, 2000 and
                            1999 and
 For the Period from March 5, 1999 (Inception) to September 30,
                              2000
                           (Unaudited)


3. Income (Loss) Per Common Share

   The income (loss) per common share has been computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares for the period.

   The computations of the income (loss) per common share for the three and six month periods ended September 30, 2000 and  1999 and for the period from March 5, 1999 (inception) to September
   30, 2000 follow.

   The Company does not have any potentially dilutive securities.




                                         For the         For the
                                         Three Month     Three Month
                                         Period Ended    Period Ended
                                         September 30,   September 30,
                                         2000            1999
  Net income (loss)
available
  To common shareholders                        $   210           $  75
  Weighted-average shares                     2,650,000       2,650,000
                                              ---------      ----------
Income (loss) per common                           $  -            $  -
share
                                              =========      ==========

                                                         For the
                                                         Period From
                           Six Month     Six Month       March 5, 1999
                           Period Ended  Period Ended    (Inception) to
                           September 30, September 30,   September 30,
                           2000          1999            2000

  Net income (loss)
available
  To common shareholders         $  420          $   75      $  (1,278)
  Weighted-average shares     2,650,000       2,650,000       2,603,125
                              ---------       ---------      ----------
Income (loss) per common
share                                 -               -            $  -
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

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las
Vegas, Nevada, on December 15, 2000.

                              Sunwest Enterprises, Inc., a Nevada
                              corporation


                              /s/ Ronald Almadova
                              By: Ronald Almadova, President