Form 10QSB
period 2000-12-31
SUN WEST ENTERPRISES INC
filed 2001-02-21
CIK 1083407

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER  31,
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

There are 2,650,000 shares of common stock issued and outstanding as of December 31, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            December 31, 2000.
                   Sun West Enterprises, Inc.
                  (A Development Stage Company)

                Index to the Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


     Financial Statements of Sun West Enterprises, Inc.:

Balance Sheet (Unaudited) as of December 31,                1
2000

Statements of Operations (Unaudited) for the
Three and Nine Month Periods Ended December
31, 2000 and 1999 and for the Period from
March 5, 1999 (Inception) to December 31, 2000              2

Statement of Shareholders' Equity (Unaudited)
for the Nine Month Period Ended December 31,
2000 and for the Period from March 5, 1999
(Inception) to December 31, 2000                            3

Statement of Cash Flows (Unaudited) for the
Nine Month Periods Ended December 31, 2000 and
1999 and for the Period from March 5, 1999
(Inception) to December 31, 2000                            4

Notes to Financial Statements (Unaudited)                   5

                   Sun West Enterprises, Inc.
                  (A Development Stage Company)

                          Balance Sheet
                           (Unaudited)
                        December 31, 2000


ASSETS
Cash                                                    $    900
Accrued interest                                           1,200
Due from shareholder                                       9,000
                                                        --------
Total  assets                                           $ 11,100
                                                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                        $    513
                                                        --------
Total liabilities                                            513
                                                        --------
Shareholders' equity:
  Common stock, $.001 par value;
   10,000,000 shares authorized;
   2,650,000 shares issued and outstanding                 2,650
  Additional paid-in capital                               9,000
  Deficit accumulated during development stage           (1,063)
                                                        --------
Total shareholders' equity                                10,587
                                                        --------
Total liabilities and shareholders' equity              $ 11,100
                                                        ========


                                1


                           Sun West Enterprises, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
    For the Three and Nine Month Periods Ended December 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 2000


                                                                            For the
                             For the        For the         For the         For the        Period From
                             Three Month    Three Month     Nine Month      Nine Month     March 5, 1999
                             Period Ended   Period Ended    Period Ended    Period Ended   (Inception) to
                             December 31,   December 31,    December 31     December 31     December 31,
                             2000           1999            2000            1999           2000
                             -----------    ------------    ------------    ------------   -------------
Revenue                                  -                -               -             -              -

Cost of sales                            -                -               -             -              -
                                  --------        ---------        --------     ---------    -----------
  Gross profit                           -                -               -             -              -

Other expenses                    $   (10)        $   (528)        $   (40)     $   (528)    $   (2,263)
Other income                           225              225             675           300          1,200
                                  --------        ---------        --------     ---------    -----------
Net income (loss)                 $    215        $   (303)        $    635     $   (228)    $   (1,063)
                                  ========        =========        ========     =========    ===========
Net income (loss) per
share,
basic and diluted                        -                -               -             -              -
                                  ========        =========        ========     =========    ===========


    The accompanying notes are an integral part of the financial statements.


                           Sun West Enterprises, Inc.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)
         For the Nine Month Periods Ended December 31, 2000 and 1999 and
       For the Period from March 5, 1999 (Inception) to December 31, 2000

                                                                                 Deficit
                                                                                 Accumulated
                                 Price                  Common       Additional  During the
                    Common       Per         Common     Stock         Paid-in    Development
                    Shares       Share       Stock      Subscribed   Capital     Stage          Total

Formation of
 corporation,
 March 5,1999                 -           -           -           -            -           -
  Common stock        1,650,000   $   0.001   $   1,650           -            -           -    $  1,650
  Common stock
   subscribed                 -   $   0.010           -   $   1,000    $   9,000           -      10,000
  Net loss                    -                       -           -            - $   (1,650)     (1,650)
                     ----------               ---------   ---------    --------- -----------   ---------
Balance,
 March 31, 1999       1,650,000                   1,650       1,000        9,000     (1,650)      10,000
  Issuance of
   common stock on
   collection of
stock
   subscription
   receivable         1,000,000                   1,000     (1,000)            -           -           -
  Net loss                    -                       -           -            -        (48)        (48)
                     ----------               ---------   ---------    --------- -----------   ---------
Balance,
 March 31, 2000       2,650,000                   2,650           -        9,000     (1,698)       9,952
 Net income                   -                       -           -            -         635         635
                     ----------               ---------   ---------    --------- -----------   ---------
Balance,
 December 31, 2000    2,650,000               $   2,650           -    $   9,000 $   (1,063)   $  10,587
                     ==========               =========   =========    ========= ===========   =========

    The accompanying notes are an integral part of the financial statements.


                   Sun West Enterprises, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
 For the Nine Month Periods Ended December 31, 2000 and 1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


                                                                    For the
                                      For the        For the        Period From
                                      Nine Month     Nine Month     March 5, 1999
                                      Period Ended   Period Ended   (Inception) to
                                      December 31,   December 31,   December 31,
                                      2000           1999            2000
                                      -----------    -----------    --------------
Cash flows from operating
activities:
  Net income (loss)                       $   635       $  (228)       $ (1,063)
  Adjustments to reconcile
   net income (loss) to net cash
    Increase in assets:
     Accrued interest                       (675)          (300)         (1,200)
     Due from shareholder                       -        (9,000)         (9,000)
      Increase  in liabilities:
    Accounts payable                            -            513             513
                                          -------        -------       ---------
Cash used in operating activities            (40)        (9,015)        (10,750)
                                          -------        -------       ---------
Cash flows used in investing
activities:
Cash used in investing activities               -              -               -
                                          -------        -------       ---------
Cash flows provided by
financing activities:
  Issuance of common stock                      -         10,000          11,650
                                          -------        -------       ---------
Cash provided by financing                      -         10,000          11,650
activities
                                          -------        -------       ---------
Net increase (decrease) in cash              (40)            985             900
Cash at beginning of period                   940              -               -
                                          -------        -------       ---------
Cash at end of period                     $   900        $   985        $    900
                                          =======        =======       =========


  The accompanying notes are an integral part of the financial statements.


                   Sun West Enterprises, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
 For the Nine Month Periods Ended December 31, 2000 and 1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000



        Supplemental Disclosure of Cash Flow Information

                                                              For the
                                 For the        For the       Period From
                                 Nine Month     Nine Month    March 5, 1999
                                 Period Ended   Period Ended  (Inception) to
                                 December 31,   December 31,   December 31,
                                 2000           1999           2000
                                 -----------    ------------  ------------
Interest paid                               -             -             -
Income taxes paid                           -             -             -


Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock subscriptions:
  Stock subscriptions receivable            -   $    10,000   $    10,000
  Common stock subscribed                   -   $   (1,000)   $   (1,000)
  Additional paid-in capital                -   $   (9,000)   $   (9,000)


  The accompanying notes are an integral part of the financial statements.


                   Sun West Enterprises, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


1. Basis of Presentation

   In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2000 and the related results of its operations, shareholders' equity and cash flows for the three and nine month periods ended December 31, 2000 and 1999 and for the period from March 5, 1999 (inception) to December 31, 2000. The results of operations for the three and nine months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's annual report on Form 10KSB for the year ended March 31, 2000.
2. Development Stage Operations

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



                   Sun West Enterprises, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000

3. Income (Loss) Per Common Share

   The income (loss) per common share has been computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares for the period. The Company does not have any potentially dilutive securities.

   The computations of the income (loss) per common share for the three and nine month periods ended December 31, 2000 and  1999 and  for the period from March 5, 1999 (inception) to December
   31, 2000 follow.

                                 For the        For the
                                 Three Month    Three Month
                                 Period Ended   Period Ended
                                 December 31,   December 31,
                                 2000           1999
                                 -----------    -----------
  Net income (loss) available
   to common shareholders            $     215    $   (303)
  Weighted-average shares            2,650,000    2,650,000
                                     ---------    ---------
Income (loss) per common share               -            -
                                     =========    =========

                                                          For the
                              For the       For the       Period From
                              Nine Month    Nine Month    March 5, 1999
                              Period Ended  Period Ended  (Inception) to
                              December 31,  December 31,   December 31,
                              2000          1999           2000

  Net income (loss)
available
   to common shareholders          $   635      $   (228)      $ (1,063)
  Weighted-average shares        2,650,000      2,650,000      2,609,581
                                 ---------      ---------      ---------
Income (loss) per common                 -              -              -
share
                                 =========      =========      =========


                   Sun West Enterprises, Inc.
                  (A Development Stage Company)

                  Notes to Financial Statements
                           (Unaudited)
                   As of December 31, 2000 and
For the Three and Nine Month Periods Ended December 31, 2000 and
                            1999 and
  For the Period from March 5, 1999 (Inception) to December 31,
                              2000


4. Income Taxes
   Reconciliation of the effective tax rate used in the provision for income taxes to the U.S. statutory rate is as follows:

                               For the         For the
                               Three Month     Three Month
                               Period Ended    Period Ended
                               December 31,    December 31,
                               2000            1999
                               -----------     -------------
  Net income (loss) available
   to common shareholders             (34.0)%        (34.0)%
  Weighted-average shares                34.0           34.0
                                     --------        -------
Income (loss) per common                    -              -
share
                                     ========        =======

                                                          For the
                             For the       For the        Period From
                             Nine Month    Nine Month     March 5, 1999
                             Period Ended  Period Ended   (Inception) to
                             December 31,  December 31,   December 31,
                             2000          1999           2000
                             -----------   ------------   -------------
  Net income (loss)
available
   to common shareholders          (34.0)%        (34.0)%        (34.0)%
  Weighted-average shares             34.0           34.0           34.0
                                 ---------       --------       --------
Income (loss) per common                 -              -              -
share
                                 =========       ========       ========







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

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las
Vegas, Nevada, on February 20, 2001.

                              Sunwest Enterprises, Inc., a Nevada
                              corporation


                              /s/ Ronald Almadova
                              By: Ronald Almadova, President