Form 10KSB
period 2005-03-31
Natural Alternative Products, Inc.
filed 2006-05-02
CIK 1083407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

                        Commission file number: 000-27623


                       NATURAL ALTERNATIVE PRODUCTS, INC.
                        F/K/A SUN WEST ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


                    Nevada                                 88-0421016
                    ------                                 ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                                                        or organization)

                     10300 West Charleston Blvd., Ste. 13-35
                               Las Vegas, NV 89135
                    (Address of principal executive offices)

                                 (702) 303-7035
                            Issuer's telephone number

           SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2006: There is no market for the common stock.

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 31, 2006: 3,337,174 shares

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, including "Management's Discussion and Analysis or Plan of Operation" in Item 6, contains forward-looking statements, as that term is defined in the statutory safe harbors, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Natural Alternative Products, Inc. (the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the items discussed in "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

HISTORICAL

         Natural Alternative Products Inc., a Nevada corporation, was founded on March 5, 1999 as Sun West Enterprises, Inc. On January 11, 2005, we amended our Articles of Incorporation to change our name to Natural Alternative Products, Inc.

         Our original intent was to enter the neutraceutical market with what the company believed were several exciting non-prescription products. As the market was in its infancy, the Company's management identified several unique neutraceuticals such as policosonal, a non statin anti-cholesterol product widely used outside the statin focused U.S. drug market. Unfortunately, the company lost its major financing as a result of the World Trade Center Terrorist Attack, which resulted in the void of venture capital for smaller companies for the next year. Accordingly, the Company's delay in this field caused it to lose its projected competitive edge to other better financed ongoing companies in this field. Fortunately, much of the Company's product line was cutting edge and other companies in the neutraceutical field seem to lack the Company's advanced product knowledge that management had identified. Current management has become aware of the fast growing market of flexible packaging which is an alternative to traditional bottles and corrugated containers, but most importantly, the company estimates that it reduces the very costly packaging expense by as much as 80%. This inexpensive way of packaging goods is especially important in view of the company's strategic alliance with one of the few flexible packaging companies in the U.S., New Age Packaging, Inc., a subsidiary of American Water Star, Inc. There are no written or oral agreements with New Age at this time.

         The Company hopes to attract several investment groups to contribute enough necessary capital, goods, technology, and experience to elevate the Company into the attractive position of being able to market and sell its full line of unique neutraceuticals at the best competitive pricing bar none.

PRODUCTS

         The Company has concentrated on neutraceutical products that are unique to the industry. Leading the product lineup is an anti-cholesterol product known as policosonal. This product has had extensive international testing and comparative published trials against the well known pharmaceutical statins that focus on the suppression of LDL in the liver as to the solution to treating high cholesterol versus our product which elevates the HDL or good cholesterol. The significance being that after extensive trials with policosonal, no side effects relating to the liver or any other organ has ever been detected. The policosonal product is a non pharmaceutical natural product made from a genetically altered sugar cane plant, natural cane. The policosonal approach to treating cholesterol as mentioned previously is the only substance that actually elevates the HDL and does not suppress the liver's function.

         Of the hundreds of tests and studies conducted by various scientists and doctors on policosonal, no adverse liver or muscle reactions have been recorded, unlike the statins, which consistently experience several alarming reactions such as liver failure, muscle deterioration, etc. in their patients' usage. Another unique product that the Company intends to market is an anti-arthritic that is another neutraceutical which is a fully tested and published non-medical treatment approach totally unlike the new series of arthritic drug types such as Vioxx and Celebrex that are currently under serious governmental review. These drugs are among the leaders in category and are known as cox-2 inhibitors. Just recently, Vioxx was removed from the market and as recently as December 2004, Celebrex was found to increase the risk of heart failure. FDA officials have advised doctors to either minimize or discontinue its use. As mentioned, the Company maintains several additional natural products that it intends to package and eventually market; however, there is an identified product that management believes would be totally unique and immediately saleable-vitamin enhanced packaged liquid for pets. Recent analysis and extensive contacts with retailers in the pet foods category substantiate this product line as extremely marketable and lucrative.


THE OPPORTUNITY

         In 2004, the FDA reported that 44 percent of Americans take prescription drugs. Because of the escalating number of deaths and adverse reactions to two of the high profile categories of drugs, statins and cox-2 inhibitors, the opportunity for alternative solutions (neutraceuticals) has escalated dramatically for those companies that have tested alternative products to replace these problem prescription medicines. Consumer advocates have railed for years that the FDA has failed to act aggressively after numerous studies linked, for example, the cox-2 drugs previously mentioned to heart problems. Most of the problem with the statins and cox-2 inhibitors stems from the fact that the United States acts too quickly in approving these types of unique drugs. Both Vioxx and Celebrex were sold in the United States before they were sold in Europe. In 1998, the United States surpassed Europe and Japan as the world leader in the introduction of unique medicines. Knight Ridder's analysis found that 72 percent of unique new drugs approved by the FDA in the past six years were sold in America before they were sold in Europe. In the 1980s, most were launched in Europe. Europeans adopted more aggressive ways to evaluate the safety of drugs already on the market. Great Britain, for example, keeps track of all drugs, how patients react to them, and looks for emerging problems. This lack of efficiency in the U.S. explains why numerous Americans are reporting adverse drug reactions. The 357,392 bad reactions reported to the FDA in 2003 is more than double 1995's figures and more than four times higher than those reported in 1990. The fact that the number of problems due adverse drug reactions is soaring in the United States is a great problem. Knight Ridder reported the number of bad drug reactions "reportedly" jumped 145% while the number of prescriptions filled increased only 59%, yet the FDA cautions that the actual number probably will be 10 and 100 times higher because of under-reporting.

THE PLAN

         As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the 9/11 aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in a competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2005, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed by the Fourth Quarter. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products (existing AMW facilities). While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

         By the Fourth Quarter, the Company plans to be complete and operating from its own negotiated facilities with its strategic partners. Finalized discussions have resulted in the identification of the necessary equipment, material, management, and facilities necessary to meet this Fourth Quarter objective of selling and producing on its own along with the aforementioned intended partner. At this point the future plan encompasses taking on additional co-packing and private labeling for the vast numbers of businesses that cannot afford the expense to stay in this category but wish to stay and remain competitive.

MARKETING AND SALES

         The Company has identified several sales network approaches depending on the particular market and customer base. Infomercials and direct sales are the primary approaches with finalization and kickoff targeted by the First Quarter of 2006. Due to the specialized sales plan, a detailed breakdown will not be reflected herein.

MISCELLANEOUS

         Over the last two fiscal years, we did not expend any funds on research and development activities.

EMPLOYEES

         The Company does not have any employees. The Company only has consultants at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own any property and is currently utilizing an office of a consultant free of charge. There can be no assurance that this arrangement will continue or that the company will be able to locate alternative space.


ITEM 3. LEGAL PROCEEDINGS

         We are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

         There is presently no public market for our common stock.

HOLDERS

         There are approximately 35 holders of our common stock. At March 31, 2005, there were 3,337,174 shares issued and outstanding.

DIVIDENDS

         We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         At March 31, 2005, the Company did not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended March 31, 1999, the Company issued 1,650,000 shares of common stock for cash at $0.001 per share. The Company subscribed for 1,000,000 shares of common stock. The Subscription receivable was collected during the year ended March 31, 2000 and the 1,000,000 shares of common stock were issued.

During the year ended March 31, 2001, the Company issued 200,000 shares of common stock for services to an officer. The Company valued the shares at $2,000.

During the year ended March 31, 2002, a principal shareholder of the Company contributed $12,613 in capital contributions. The Company repurchased 512,826 shares of common stock for $513 in cash.

During the year ended March 31, 2003, the Company issued 1,000,000 shares of common stock for cash at $0.001 per share. A principal shareholder of the Company contributed $26,000 in capital contributions.

During the year ended March 31, 2004, a principal shareholder of the Company contributed $145,507 in capital contributions.

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4(2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

         The Company has concentrated on neutraceutical products that are unique to the industry. Leading the product lineup is an anti-cholesterol product known as policosonal. This product has had extensive international testing and comparative published trials against the well known pharmaceutical statins that focus on the suppression of LDL in the liver as to the solution to treating high cholesterol versus our product which elevates the HDL or good cholesterol. The significance being that after extensive trials with policosonal, no side effects relating to the liver or any other organ has ever been detected. The policosonal product is a non pharmaceutical natural product made from a genetically altered sugar cane plant, natural cane. The policosonal approach to treating cholesterol as mentioned previously is the only substance that actually elevates the HDL and does not suppress the liver's function.

         As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2005, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed by the Fourth Quarter. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

         By the Fourth Quarter, the Company plans to be complete and operating from its own negotiated facilities with its strategic partners. Finalized discussions have resulted in the identification of the necessary equipment, material, management, and facilities necessary to meet this Fourth Quarter objective of selling and producing on its own along with the aforementioned partners. At this point the future plan encompasses taking on additional co-packing and private labeling for the vast numbers of businesses that cannot afford the expense to stay in this category but wish to stay and remain competitive.


YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2005

REVENUES

         The company has not generated any revenues since inception (March 4, 1999) through March 31, 2005.

OPERATING EXPENSES

         Operating expenses during the year ended March 31, 2005 decreased $50,679 from the year ended March 31, 2004, to $58,408 from $109,087. The decrease is primarily attributable to a decrease in general and administrative fees from $109,087 in 2004 to $58,408 in 2005. Operating expenses from inception (March 4, 1999 through March 31, 2005) total $218,970. The decrease in general and administrative fees from March 31, 2004 to March 31, 2005 is a result of the completion of the infrastructure, leaving little to do until capitalized.


NET LOSS

         As a result of the above operating expenses, the Company incurred a loss of $58,408 for the year ended March 31, 2005 compared to a loss of $109,087 for the year ended March 31, 2004. Net loss from inception (March 4, 1999 through March 31, 2005 (unaudited)) is $218,970.


LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2005 VS. MARCH 31, 2004

         As of March 31, 2005, the Company had working capital of $18,287, compared to $37,695 for the year ended March 31, 2004. From inception through March 31, 2005, the Company recorded an accumulated deficit of $218,970.

         At March 31, 2005, our auditors expressed a formal opinion that our financial position raised substantial doubt about our ability to continue as a going concern. We incurred net losses of $58,408 and $109,087 for the fiscal years ended March 31, 2005 and 2004 and $218,970 from inception. We used cash in operations totaling ($58,408) and ($109,087) for the fiscal years ending March 31, 2005 and 2004, respectively and ($207,970) from inception.

         The Company is a development stage company with insignificant assets and no revenues. The Company has lost $218,970 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY
-------------------------

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STATE ENTERPRISES". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

USE OF ESTIMATES
----------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2005 and 2004. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2005.

LOSS PER SHARE
--------------

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

INCOME TAXES
------------

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


ITEM 7.  FINANCIAL STATEMENTS

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        MARCH 31, 2005 AND 2004 AND FROM
                INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2005

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm..................... F-1


Balance Sheets.............................................................. F-2


Statements of Operations.................................................... F-3


Statement of Shareholders' Equity (Deficit)................................. F-4


Statements of Cash Flows.................................................... F-5


Notes to Financial Statements............................................... F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Natural Alternative Products, Inc.

We have audited the accompanying balance sheets of Natural Alternative Products, Inc., (A Development Stage Company) (formerly Sun West Enterprises, Inc.) as of March 31, 2005 and 2004, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternative Products, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MENDOZA BERGER & COMPANY, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California
November 22, 2005

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                                 BALANCE SHEETS
                             MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                     ASSETS

                                                           2005         2004
                                                         ---------    ---------

Current assets:
  Cash                                                   $  18,287    $  37,695
                                                         ---------    ---------

      Total assets                                       $  18,287    $  37,695
                                                         ---------    ---------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Total liabilities                                        $      --    $      --

Shareholders' equity:
  Common stock (par value $0.001) 100,000,000 shares
     authorized; 3,337,174 shares issued and
     outstanding at March 31, 2005 and 2004,
     respectively                                            3,337        3,337
  Additional paid in capital                               233,920      194,920
  Deficit accumulated during development stage            (218,970)    (160,562)
                                                         ---------    ---------

      Total shareholders' equity                            18,287       37,695
                                                         ---------    ---------

      Total liabilities and shareholders' equity         $  18,287    $  37,695
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
            AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2005
--------------------------------------------------------------------------------
                                                                  CUMULATIVE
                                                                 AMOUNTS FROM
                                                                   INCEPTION
                                                                (MARCH 4, 1999)
                                                                    THROUGH
                                                                   MARCH 31,
                                       2005            2004           2005
                                     ---------      ---------      ---------

Revenues                             $      --      $      --      $      --
                                     ---------      ---------      ---------
     Total revenues                         --             --             --
                                     ---------      ---------      ---------
Operating expenses:
   Impairment of fixed assets               --             --          9,000
   General and administrative           58,408        109,087        209,970
                                     ---------      ---------      ---------
     Total operating expenses           58,408        109,087        218,970
                                     ---------      ---------      ---------

Net loss before income taxes           (58,408)      (109,087)      (218,970)

Provision for income taxes                  --             --             --
                                     ---------      ---------      ---------

Net loss                             $ (58,408)     $(109,087)     $(218,970)
                                     =========      =========      =========

Net loss per share - basic           $   (0.02)     $   (0.03)
                                     =========      =========

Net loss per share - diluted         $   (0.02)     $   (0.03)
                                     =========      =========

Weighted average number of
  shares outstanding - basic         3,337,174      3,337,174
                                     =========      =========

Weighted average number of
  shares outstanding - diluted       3,337,174      3,337,174
                                     =========      =========

    The accompanying notes are an integral part of these financial statements

                               NATURAL ALTERNATIVE PRODUCTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              (FORMERLY SUN WEST ENTERPRISES, INC.)

                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                    AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2005
-----------------------------------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                         COMMON STOCK                               DEFICIT
                            --------------------------------------    ADDITIONAL    DURING
                            NUMBER OF   PAR VALUE $0.001               PAID-IN    DEVELOPMENT
                              SHARES      PER SHARE     SUBSCRIBED      CAPITAL      STAGE         TOTAL
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at inception
 (March 4, 1999)                    --    $       --    $       --    $       --   $       --    $       --
Issuance of common stock
 at $0.001 per share         1,650,000         1,650            --            --           --         1,650
Common stock subscribed             --            --         1,000         9,000           --        10,000
Net loss                            --            --            --            --       (1,650)       (1,650)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 1999    1,650,000         1,650         1,000         9,000       (1,650)       10,000
Issuance of common stock     1,000,000         1,000        (1,000)           --           --            --
Net loss                            --            --            --            --          (48)          (48)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2000    2,650,000         2,650            --         9,000       (1,698)        9,952
Issuance of common stock
 for services                  200,000           200            --         1,800           --         2,000
Net loss                            --            --            --            --       (5,613)       (5,613)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2001    2,850,000         2,850            --        10,800       (7,311)        6,339
Redemption of shares          (512,826)         (513)           --            --           --          (513)
Stockholder contributions           --            --            --        12,613           --        12,613
Net loss                            --            --            --            --      (14,006)      (14,006)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2002    2,337,174         2,337            --        23,413      (21,317)        4,433
Issuance of common stock,
 $.001 per share             1,000,000         1,000            --            --           --         1,000
Stockholder contributions           --            --            --        26,000           --        26,000
Net loss                            --            --            --            --      (30,158)      (30,158)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2003    3,337,174         3,337            --        49,413     (109,087)        1,275
Stockholder contributions           --            --            --       145,507           --       145,507
Net  loss                           --            --            --            --     (109,087)     (109,087)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2004    3,337,174         3,337            --       194,920     (160,562)       37,695
Stockholder contributions           --            --            --        39,000           --        39,000
Net  loss                           --            --            --            --      (58,408)      (58,408)
                            ----------    ----------    ----------    ----------   ----------    ----------

Balance at March 31, 2005    3,337,174    $    3,337    $       --    $  233,920   $ (218,970)   $   18,287
                            ==========    ==========    ==========    ==========   ==========    ==========

            The accompanying notes are an integral part of these financial statements





                               NATURAL ALTERNATIVE PRODUCTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              (FORMERLY SUN WEST ENTERPRISES, INC.)

                                    STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                    AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2005
----------------------------------------------------------------------------------------------

                                                                                 CUMULATIVE
                                                                                AMOUNTS FROM
                                                                                 INCEPTION
                                                                               (MARCH 4, 1999)
                                                                                  THROUGH
                                                         2005         2004     MARCH 31, 2005
                                                       ---------    ---------    ---------

Cash flows from operating activities:
   Net loss                                            $ (58,408)   $(109,087)   $(218,970)
Adjustments to reconcile net (loss) to net cash:
   Impairment of fixed assets                                 --           --        9,000
   Stock compensation for services                            --           --        2,000
                                                       ---------    ---------    ---------

Net cash provided by ( used in) operating activities     (58,408)    (109,087)    (207,970)
                                                       ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of fixed assets                                --           --       (9,000)
                                                       ---------    ---------    ---------

Net cash provided by (used in) investing activities           --           --       (9,000)
                                                       ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                     --           --       12,650
   Repurchase of common stock                                 --           --         (513)
   Stockholder contributions                              39,000      145,507      223,120
                                                       ---------    ---------    ---------

Net cash provided by (used in) financing activities       39,000      145,507      235,257
                                                       ---------    ---------    ---------

Net change in cash                                       (19,408)      36,420       18,287

Cash, beginning of period                                 37,695        1,275           --
                                                       ---------    ---------    ---------

Cash, end of period                                    $  18,287    $  37,695    $  18,287
                                                       =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH VESTING
   AND FINANCING ACTIVITIES:

Issuance of common stock for services                  $      --    $      --    $   2,000
                                                       =========    =========    =========

            The accompanying notes are an integral part of these financial statements

                                      F-5

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

1.       HISTORY AND ORGANIZATION OF THE COMPANY
         ---------------------------------------

         Sun West Enterprises, Inc. was incorporated in Nevada on March 4, 1999. A Certificate of Amendment was filed on January 11, 2005 changing the name to Natural Alternative Products, Inc.

         Natural Alternative Products, Inc.'s (the Company) main business activity is the development of neutraceutical packaging. The Company maintains an office in Las Vegas, Nevada.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         DEVELOPMENT STAGE COMPANY
         -------------------------

         The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STATE ENTERPRISES". A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2005 and 2004. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2005.

         LOSS PER SHARE
         --------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling, costs and spoilage.

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         NEW ACCOUNTING PRONOUNCEMENTS (Continued)
         -----------------------------

         This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact on its financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) SHARE-BASED PAYMENT, which is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

3.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $218,970, since its inception (March 5, 1999) and will require additional capital for is operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

         The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


3.       GOING CONCERN (Continued)
         -------------

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.


4.       CAPITAL STOCK
         -------------

         During the year ended March 31, 1999, the Company issued 1,650,000 shares of common stock for cash at $0.001 per share. The Company subscribed for 1,000,000 shares of common stock. The Subscription receivable was collected during the year ended March 31, 2000 and the 1,000,000 shares of common stock were issued.

         During the year ended March 31, 2001, the Company issued 200,000 shares of common stock for services to an officer. The Company valued the shares at $2,000.

         During the year ended March 31, 2002, a principal shareholder of the Company contributed $12,613 in capital contributions. The Company repurchased 512,826 shares of common stock for $513 in cash.

         During the year ended March 31, 2003, the Company issued 1,000,000 shares of common stock for cash at $0.001 per share. A principal shareholder of the Company contributed $26,000 in capital contributions.

         During the year ended March 31, 2004, a principal shareholder of the Company contributed $145,507 in capital contributions

         During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

5.       INCOME TAXES
         ------------

         The components of the provision for income taxes are as follows at March 31:

                       NATURAL ALTERNATIVE PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY SUN WEST ENTERPRISES, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                         2005             2004
                                                       --------        --------

        Current:
            Federal                                    $     --        $     --
            State                                            --              --
                                                       --------        --------

        Deferred:
            Federal                                      20,000          37,000
            State                                            --              --
                                                       --------        --------

        Change in valuation allowance                   (20,000)        (37,000)
                                                       --------        --------
        Total provision
                                                       $     --        $     --
                                                       ========        ========

         Significant components of the Company's deferred income tax asset at March 31, 2005 and 2004 are as follows:

                                                         2005             2004
                                                       --------        --------

        Deferred income tax assets:
            Net operating loss carry forward           $ 72,000        $ 52,000
                                                       --------        --------

                                                         72,000          52,000
                                                       --------        --------

        Valuation allowance                             (72,000)        (52,000)
                                                       --------        --------
        Deferred income tax asset, net
                                                       $     --        $     --
                                                       ========        ========

         The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

         Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at March 31:

                                                           2005       2004
                                                          -------    -------

            Tax expense at U.S. statutory rate              34%        34%
            Change in valuation allowance                  (34%)      (34%)
                                                          -------    -------

            Effective income tax rate                       --%        --%
                                                          =======    =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the First Quarter of 2005, the Company appointed Mendoza Berger & Company LLP, independent auditors, to audit the company's balance sheets as of March 31, 2005 and 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, which is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures are effective, given our limited operations, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

         During the fourth quarter of the fiscal year ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         During the First Quarter of 2005, the Company appointed Mendoza Berger & Company LLP, independent auditors, to audit the company's balance sheets as of March 31, 2005 and 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the years then ended and from Inception (March 4, 1999) through March 31, 2005.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The directors and principal executive officers of the Company are as specified on the following table:

================================================================================
Name                          Age               Position
--------------------------------------------------------------------------------
Ronald Almadova               65                President (CEO, CFO)
                                                Director
--------------------------------------------------------------------------------

         Ron Almadova is the acting President and sole director since 2000. Mr. Almadova has an extensive background in field sales as well as owning and successfully operating his own businesses for the past 40 years. From 1985 to 1995, Mr. Almadova owned multiple hair salons in Oregon, Arizona and Nevada. >From 1995 to 2000, Mr. Almadova acted as a consultant to various hair industry operations including franchise set up and operation management. From 2000 to the present, Mr. Almadova has provided franchise consulting services and recently owned three retail businesses in Las Vegas at major hotel strip properties. Mr. Almadova is a resident of Las Vegas and attended Fresno State in California, completing his education in 1982.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company does not have an audit committee financial expert as it is still in the development stage.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from such reporting person, the Company is aware of the following director, officer or 10% beneficial owner(s) who failed to timely file the above Forms: Ronald Almadova, the Company's president, failed to file a Form 3 and holders of more than 10% of the Company's common stock, Thomas Krucker, Busby Investments, Glencourt Investments, Inc., Maree Corp. and Camelot, Ltd. failed to file Form 3's.

CODE OF ETHICS

         The Company has not yet adopted a code of ethics as it is still in the development stage.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended March 31, 2005 and 2004 paid to our Chief Executive Officer. No executive officers received compensation exceeding $100,000 during the year ended March 31, 2005.

                                   SUMMARY COMPENSATION TABLE

              Annual Compensation                    Long Term Compensation
              -----------------------------------------------------------------------------
                                                     Awards
                                                     --------------------------------------

Name and                                             Restricted   Securities
Principal                             Other Annual   Stock        Underlying   All Other
Position      Year   Salary   Bonus   Compensation   Award(s)     Options      Compensation
----------    ----   ------   -----   ------------   --------     ----------   ------------
Ronald
Almadova,
President     2004     --       --         --           --            --             --
Ronald
Almadova,
President     2005     --       --         --           --            --             --

There are no employment contracts and no compensation has been paid other than to attorneys and auditors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the company's common stock as of March 31, 2005 by each shareholder known by the company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares they beneficially own. All addresses are c/o Natural Alternative Products, Inc., 10300 West Charleston Blvd., Suite 13-35, Las Vegas, NV 89135.

                                                        AMOUNT AND
                                                         NATURE
                                                           OF          PERCENT
                           NAME AND ADDRESS OF          BENEFICIAL       OF
      TITLE OF CLASS        BENEFICIAL OWNER            OWNERSHIP      CLASS(1)
      --------------        ----------------            ---------      --------
     $0.001 par value   Ronald Almadova, President    200,000 shares    5.99%
       common stock
     $0.001 par value   Camelot, Ltd., a Delaware     500,000 shares   14.98%
       common stock     Corporation
     $0.001 par value   Maree Corp                    400,000 shares   11.99%
       common stock
     $0.001 par value   Steven Corso, Jr.             200,000 shares    5.99%
       common stock
     $0.001 par value   Busby Investments             500,000 shares    14.98%
       common stock
     $0.001 par value   K. Erickson                   250,000 shares    7.49%
       common stock
     $0.001 par value   Glencourt Investments, Inc.   500,000 shares   14.98%
       common stock
     $0.001 par value   Thomas Krucker                360,000 shares   10.79%
       common stock
     $0.001 par value   Law Offices of Michael E.     200,000 shares    5.99%
       common stock     Kulwin
     $0.001 par value   Yan Skwara                    200,000 shares    5.99%
       common stock
     $0.001 par value   Officers and Directors as     200,000 shares    5.99%
       common stock     a group (1 person)

(1) Percentages are based on total outstanding shares as of March 31, 2005 of 3,337,174 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has been principally funded by one of its stockholders, Tom Krucker, in the amount of $223,120.


ITEM 13. EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION
3.1         Articles of Incorporation      Incorporated by Reference to Form
                                           10-SB filed October 13, 1999

3.2         By-Laws                        Incorporated by Reference to Form
                                           10-SB filed October 13, 1999

3.3         Restated and Amended           Filed herewith
            Amendment to Articles of
            Incorporation

4.3         Form of Common Stock           Incorporated by Reference from
            Certificate                    Exhibits 3.1-3.3

31.1        Certification of Chief         Filed herewith
            Executive Officer

31.2        Certification of Chief         Filed herewith
            Financial Officer

32.1        Section 1350 Certifications    Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

         The firm of Mendoza Berger & Company LLP served as the Company's independent public accountants for the year ended March 31, 2005. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

         Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.


AUDIT FEES

         The aggregate fees billed by Mendoza Berger & Company LLP for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2005 was $5,000.

AUDIT-RELATED FEES

         Audit-related fees for the period ended March 31, 2005 were 0.

ALL OTHER FEES

         There were no fees for products and services provided by the principal accountant, other than services listed above, during the last two fiscal years.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors approves all audit and permissible non-audit services provided by the independent auditors.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Natural Alternative Products

                                       /s/ Ronald Almadova, President
                                       ------------------------------
                                       By: Ronald Almadova, President

                                       Date: April 28, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/ Ronald Almadova
                                       -----------------------------------------
                                       By: Ronald Almadova,
                                       President (Chief Executive Officer, Chief
                                       Financial Officer and Principal
                                       Accounting Officer), Director

                                       Date: April 28, 2006