Form 10KSB
period 2006-03-31
Natural Alternative Products, Inc.
filed 2006-09-28
CIK 1083407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

Commission file number: 000-27623

NATURAL ALTERNATIVE PRODUCTS, INC.
F/K/A SUN WEST ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0421016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

THE PLAN

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the 9/11 aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in a competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2006, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed by the Fourth Quarter. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products (existing AMW facilities). While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

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

MARKETING AND SALES

The Company has identified several sales network approaches depending on the particular market and customer base. Infomercials and direct sales are the primary approaches with finalization and kickoff targeted by the First Quarter of 2007. Due to the specialized sales plan, a detailed breakdown will not be reflected herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is presently no public market for our common stock.

HOLDERS

There are approximately 35 holders of our common stock. At March 31, 2006, there were 3,337,174 shares issued and outstanding.

DIVIDENDS

We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At March 31, 2006, the Company did not have any equity compensation plans.

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

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2006, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed by the Fourth Quarter. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

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

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005

REVENUES

The company has not generated any revenues since inception (March 4, 1999) through March 31, 2005.

OPERATING EXPENSES

Operating expenses during the year ended March 31, 2006 decreased $40,558 from the year ended March 31, 2005, to $17,850 from $58,408. The decrease is primarily attributable to a decrease in general and administrative fees. Operating expenses from inception
(March 4, 1999 through March 31, 2006) total $236,820. The decrease in general and administrative fees from March 31, 2005 to March 31, 2006 is a result of the completion of the infrastructure, leaving little to do until capitalized.

NET LOSS

As a result of the above operating expenses, the Company incurred a loss of $17,850 for the year ended March 31, 2006 compared to a loss of $58,408 for the year ended March 31, 2005. Net loss from inception (March 4, 1999 through March 31, 2006 (unaudited)) is $236,820.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2006 VS. MARCH 31, 2005

As of March 31, 2006, the Company had working capital of $437, compared to $18,287 for the year ended March 31, 2005. From inception through March 31, 2006, the Company recorded an accumulated deficit of $236,820.

At March 31, 2006, our auditors expressed a formal opinion that our financial position raised substantial doubt about our ability to continue as a going concern. We incurred net losses of $17,850 and $58,408 for the fiscal years ended March 31, 2006 and 2005 and $236,820 from inception. We used cash in operations totaling ($17,850)) and ($58,408)) for the fiscal years ending March
31, 2006 and 2005, respectively and ($225,820) from inception.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,820 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2006.

LOSS PER SHARE

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

ITEM 7. FINANCIAL STATEMENTS

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED
MARCH 31, 2006 AND 2005 AND FROM
INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Natural Alternative Products, Inc.

I have audited the accompanying balance sheets of Natural Alternative Products, Inc., (A Development Stage Company) (formerly Sun West Enterprises, Inc.) as of March 31, 2006 and 2005, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternative Products, Inc. as of March 31, 2006 and 2006, and the results of its operations and its cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

E. Randall Gruber CPA PC

/s/ E. Randall Gruber

Lake St Louis Missouri-August 31, 2006

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

BALANCE SHEETS
MARCH 31, 2006 AND 2005

ASSETS

	2006	2005

Current assets:
Cash	$437	$18,287

Total assets	$437	$18,287

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Total liabilities	$-	$-

Shareholders' equity:
Common stock (par value $0.001) 100,000,000 shares
authorized; 3,337,174 shares issued and
outstanding at March 31, 2006 and 2005,
respectively	3,337	3,337
Additional paid in capital	233,920	233,920
Deficit accumulated during development stage	(236,820)	(218,970)

Total shareholders' equity	437	18,287

Total liabilities and shareholders' equity	$437	$18,287

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2006

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
			MARCH 31,
	2006	2005	2006

Revenues	$-	$-	$-

Total revenues	-	-

Operating expenses:
Impairment of fixed assets	-	-	9,000
General and administrative	17,850	58,408	227,820

Total operating expenses	17,850	58,408	236,820

Net loss before income taxes	(17,850)	(58,408)	(236,820)

Provision for income taxes	-	-	-

Net loss	$(17,850)	$(58,408)	$(236,820)

Net loss per share - basic	$(0.01)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.02)

Weighted average number of
shares outstanding - basic	3,337,174	3,337,174

Weighted average number of
shares outstanding - diluted	3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2006

					ACCUMULATED
					DEFICIT
	COMMON STOCK			ADDITIONAL	DURING
	NUMBER OF	PAR VALUE $0.001		PAID-IN	DEVELOPMENT
	SHARES	PER SHARE	SUBSCRIBED	CAPITAL	STAGE	TOTAL

Balance at inception
(March 4, 1999)	-	$-	$-	$-	$-	$-
Issuance of common stock
at $0.001 per share	1,650,000	1,650	-	-	-	1,650
Common stock subscribed	-	-	1,000	9,000	-	10,000
Net loss	-	-	-	-	(1,650)	(1,650)

Balance at March 31, 1999	1,650,000	1,650	1,000	9,000	(1,650)	10,000
Issuance of common stock	1,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	(48)	(48)

Balance at March 31, 2000	2,650,000	2,650	-	9,000	(1,698)	9,952
Issuance of common stock
for services	200,000	200	-	1,800	-	2,000
Net loss	-	-	-	-	(5,613)	(5,613)

Balance at March 31, 2001	2,850,000	2,850	-	10,800	(7,311)	6,339
Redemption of shares	(512,826)	(513)	-	-	-	(513)
Stockholder contributions	-	-	-	12,613	-	12,613
Net loss	-	-	-	-	(14,006)	(14,006)

Balance at March 31, 2002	2,337,174	2,337	-	23,413	(21,317)	4,433
Issuance of common stock,
$.001 per share	1,000,000	1,000	-	-	-	1,000
Stockholder contributions	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	(30,158)	(30,158)

Balance at March 31, 2003	3,337,174	3,337	-	49,413	(109,087)	1,275
Stockholder contributions	-	-	-	145,507	-	145,507
Net loss	-	-	-	-	(109,087)	(109,087)

Balance at March 31, 2004	3,337,174	3,337	-	194,920	(160,562)	37,695
Stockholder contributions	-	-	-	39,000	-	39,000
Net loss	-	-	-	-	(58,408)	(58,408)

Balance at March 31, 2005	3,337,174	$3,337	$-	$233,920	$(218,970)	$18,287

Net Loss	-	-	-	-	(17,850)	(17,850)
Balance at March 31, 2006	3,337,174	3,337	-	233,920	(236,820)	437

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2006

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
	2006	2005	MARCH 31, 2006

Cash flows from operating activities:
Net loss	$(17,850)	$(58,408)	$(236,820)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets	-	-	9,000
Stock compensation for services	-	-	2,000

Net cash provided by ( used in) operating activities	(17,850)	(58,408)	(225,820)

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(9,000)

Net cash provided by (used in) investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,650
Repurchase of common stock	-	-	(513)
Stockholder contributions	-	39,000	223,120

Net cash provided by (used in) financing activities	-	39,000	235,257

Net change in cash	(17,850	(19,408)	437

Cash, beginning of period	18,287	37,695	-

Cash, end of period	$437	$18,287	$437

SUPPLEMENTAL DISCLOSURE OF NON-CASH VESTING AND FINANCING ACTIVITIES:

Issuance of common stock for services	$-	$-	$2,000

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

1. HISTORY AND ORGANIZATION OF THE COMPANY

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

DEVELOPMENT STAGE COMPANY

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

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2006.

LOSS PER SHARE

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

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

3. GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,820, since its inception (March 5, 1999) and will require additional capital for is operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

3. GOING CONCERN (Continued)

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

5. INCOME TAXES

The components of the provision for income taxes are as follows at March 31:

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	6,000	20,000
State	-	-

Change in valuation allowance	(6,000)	(20,000)

Total provision
$-		$-

Significant components of the Company's deferred income tax asset at March 31, 2005 and 2004 are as follows:

	2006	2005

Deferred income tax assets:
Net operating loss carry forward	$78,000	$72,000

	78,000	72,000

Valuation allowance	(78,000)	(72,000)

Deferred income tax asset, net
	$-	$-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at March 31:

	2006	2005

Tax expense at U.S. statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the First Quarter of 2005, the Company appointed Mendoza Berger & Company LLP, independent auditors, to audit the company's balance sheets as of March 31, 2005 and 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended.

In July 2006 the company appointed E. Randall Gruber CPA PC to audit the companys balance sheets as of March 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for the years then ended.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, which is our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures are effective, given our limited operations, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

During the fourth quarter of the fiscal year ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In july 2006 the Company appointed E. Randal Gruber CPA PC, independent auditors, to audit the company's balance sheets as of March 31, 2006 and 2005 and the related statement of operations, shareholders' equity (deficit) and cash flows for the years then ended and from Inception (March 4, 1999) through March 31, 2006.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The directors and principal executive officers of the Company are as specified on the following table:

Name	Age	Position

Ronald Almadova	65	President (CEO, CFO), Director

Ron Almadova is the acting President and sole director since 2000. Mr. Almadova has an extensive background in field sales as well as owning and successfully operating his own businesses for the past 40 years. From 1985 to 1995, Mr. Almadova owned multiple hair salons in Oregon, Arizona and Nevada. From 1995 to 2000, Mr. Almadova acted as a consultant to various hair industry operations including franchise set up and operation management. From 2000 to the present, Mr. Almadova has provided franchise consulting services and recently owned three retail businesses in Las Vegas at major hotel strip properties. Mr. Almadova is a resident of Las Vegas and attended Fresno State in California, completing his education in 1982.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended March 31, 2006 and 2005 paid to our Chief Executive Officer. No executive officers received compensation exceeding $100,000 during the year ended March 31, 2006.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards

Name and					Restricted		Securities
Principal				Other Annual	Stock		Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Award(s	)	Options	Compensation

Ronald
Almadova,
President	2005	-	-	-	-		-	-
Ronald
Almadova,
President	2006	-	-	-	-		-	-

There are no employment contracts and no compensation has been paid other than to attorneys and auditors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the company's common stock as of March 31, 2006 by each shareholder known by the company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares they beneficially own. All addresses are c/o Natural Alternative Products, Inc., 10300 West Charleston Blvd., Suite 13-35, Las Vegas, NV 89135.

		AMOUNT AND
		NATURE
		OF	PERCENT
	NAME AND ADDRESS OF	BENEFICIAL	OF
TITLE OF CLASS	BENEFICIAL OWNER	OWNERSHIP	CLASS(1)

$0.001 par value	Ronald Almadova, President	200,000 shares	5.99%
common stock
$0.001 par value	Camelot, Ltd., a Delaware Corporation	500,000 shares	14.98%
common stock
$0.001 par value	Maree Corp	400,000 shares	11.99%
common stock
$0.001 par value	Steven Corso, Jr.	200,000 shares	5.99%
common stock
$0.001 par value	Busby Investments	500,000 shares	14.98%
common stock
$0.001 par value	K. Erickson	250,000 shares	7.49%
common stock
$0.001 par value	Glencourt Investments, Inc.	500,000 shares	14.98%
common stock
$0.001 par value	Thomas Krucker	360,000 shares	10.79%
common stock
$0.001 par value	Law Offices of Michael E. Kulwin	200,000 shares	5.99%
common stock
$0.001 par value	Yan Skwara	200,000 shares	5.99%
common stock
$0.001 par value	Officers and Directors as a group (1 person)	200,000 shares	5.99%
common stock

(1) Percentages are based on total outstanding shares as of March 31, 2006 of 3,337,174 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has been principally funded by one of its stockholders, Tom Krucker, in the amount of $223,120.

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.2	By-Laws	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.3	Restated and Amended	Incorporated by Reference to Form 10-KSB filed May 2, 2006
Articles of Incorporation

4.3	Form of Common Stock Certificate	Incorporated by Reference from Exhibits 3.1-3.3

31.1	Certification of Chief	Filed herewith
Executive Officer

31.2	Certification of Chief	Filed herewith
Financial Officer

32.1	Section 1350 Certifications	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

The firm of E. Randall Gruber CPA PC served as the Company's independent public accountants for the year ended March 31, 2006. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT FEES

The aggregate fees billed by E Randall Gruber CPA PC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended March 31, 2006 was $5,000.

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
By: Ronald Almadova, President

Date: September 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Almadova
By: Ronald Almadova,
President (Chief Executive Officer, Chief
Financial Officer and Principal
Accounting Officer), Director

Date: September 14, 2006