Form 10QSB
period 2006-06-30
Natural Alternative Products, Inc.
filed 2006-11-14
CIK 1083407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number: 000-27623

NATURAL ALTERNATIVE PRODUCTS, INC.
F/K/A SUN WEST ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada                                                                                                                88-0421016
(State or other jurisdiction of                                                                                                        (I.R.S. Employer
incorporation or organization)                                                                                                     Identification Number)

10300 West Charleston Blvd., Ste. 13-35
Las Vegas, NV 89135
(Address of principal executive offices)

(702) 303-7035
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

As of June 30, 2006, the issuer had 3,337,174 shares of common stock, $0.001 par value, issued and outstanding.

NATURAL ALTERNATIVE PRODUCTS, INC.
F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX
Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet (Unaudited) June 30,2006, March 31,2005 audited	3

Statements of Operations (Unaudited) Three Months ended June 30, 2006 and 2005	4

Statements of Cash Flows (Unaudited) Three Months ended June 30, 2006 and 2005	5

Notes to Financial Statements Three Months ended June 30, 2006 and 2005	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	14

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
BALANCE SHEETS
JUNE 30, 2006 AND March 31, 2006

ASSETS	June 30, 2006	March 31, 2006

Current assets
Cash and cash equivalents	$402	437
Total current assets	402	437
Other assets	---	---
Total other assets	---	---

Total assets	402	437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	---	---
Total current liabilities	---	---

Shareholders’ equity
Common stock (par value $0.001 per share)-
Authorized 1,000,000 shares issued and outstanding-- 3,337,174 shares at June 30, 2006 and 2006	3,337	3,337
Additional paid-in capital	233,920	233,920
Deficit accumulated during development stage	(236,855)	(236,820)
Total shareholders’ equity	402	437

Total liabilities and shareholders’ equity	$402	$437

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2006 AND JUNE 30, 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2006

	June 30, 2006		June 30, 2005		Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2006
Revenues	$	---	$	---	$	---

Total revenue		---		---		---

Operating expenses
Impairment of fixed assets		---		---		9000
General and administrative		35		9,852		225,855
Stock compensation for services		---		---		2,000

Total operating expenses		35		9,852		236,855

Net loss before income taxes		(35)		(9,852)		(236,855)

Provision for income taxes		---		---		---

Net loss	$	(35)	$	(9,852)		$(236,855)

Net loss per share - basic		$(0.00)		$(0.00)

Net loss per share - diluted		$(0.00)		$(0.00)

Weighted average number of shares outstanding - basic		3,337,174		3,337,174

Weighted average number of shares outstanding - diluted		3,337,174		3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2006 AND JUNE 30, 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2006

	June 30, 2006		June 30, 2005		Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2005
Cash flows from operating activities:
Net loss	$	(35)	$	(9,852)	$(236,855)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets					9,000
Stock compensation for services		---		---	2,000

Net cash provided by (used in) operating activities		(35)		(9,852)	(225,855)

Cash flows from investing activities:
Acquisition of fixed assets		---		---	(9,000)

Net cash provided by (used in) investing activities		---		---	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		---		---	12,650
Repurchase of common stock		---		---	(513)
Stockholder contributions		---		---	223,120

Net cash provided by (used in) financing activities		---		---	235,257

Net change in cash		(35)		(9,852)	402

Cash, beginning of period		437		18,287	---

Cash, end of period		$402		$8,435	$402

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services	$	---	$	---	$2,000

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. HISTORY AND ORGANIZATION OF THE COMPANY

Sun West Enterprises, Inc. was incorporated in Nevada on March 4, 1999. A Certificate of
Amendment was filed on January 11, 2005 changing the name to Natural Alternative Products, Inc.

Natural Alternative Products, Inc.’s (the Company) main business activity is the development of neutraceutical packaging. The Company maintains an office in Las Vegas, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, “ACCOUNTING AND REPORTING BY DEVELOPMENT STATE ENTERPRISES”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended June 30, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to June 30, 2006.

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 “Earnings Per Share” which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

2. SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES (Continued)

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates o the date of enactment

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling, costs and spoilage.

This statement requires that those items be recognized as current period charges regardless of whether whey meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting the new standard will have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) SHARE-BASED PAYMENT, which is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach is SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

3. GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,820, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

Theses factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result form the outcome of these aforementioned uncertainties.

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

5. INCOME TAXES

The components of the provision for income taxes are as follows for the quarters ending June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
Current:
Federal	$	---	$	---
State		---		---

Deferred:
Federal		3,300		12,000
State		---		---

Change in valuation allowance		(3,300)		(12,000)

Total provision	$	---	$	---

Significant components of the Company’s deferred income tax asset at June 30, 2006 and 2005 are as follows:

	June 30, 2006		June 30, 2005
Deferred income tax assets:
Net operating loss carry forward		$75,300		$64,000

		75,300		64,000

Valuation allowance		(75,300)		(64,000)

Deferred income tax asset, net	$	---	$	---

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at June 30:

	June 30, 2006	June 30, 2005
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	--%	--%

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Plan of Operation

The Company has concentrated on neutraceutical products that are unique to the industry. Leading the product lineup is an anti-cholesterol product known as policosonal. This product has had extensive international testing and comparative published trials against the well known pharmaceutical statins that focus on the suppression of LDL in the liver as to the solution to treating high cholesterol versus our product which elevates the HDL or good cholesterol. The significance being that after extensive trials with policosonal, no side effects relating to the liver or any other organ has ever been detected. The policosonal product is a non-pharmaceutical natural product made from a genetically altered sugar cane plant, natural cane. The policosonal approach to treating cholesterol as mentioned previously is the only substance that actually elevates the HDL and does not suppress the liver’s function.

The Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2005, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

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

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through June 30, 2006.

Operating Expenses

Operating expenses during the quarter ended June 30, 2005 decreased $9,816 from the quarter ended June 30, 2005, to $35 from $9,851. The decrease is primarily attributable to a decrease in general and administrative fees. Operating expenses from inception (March 4, 1999) through June 30, 2006 total $236,855. The decrease in general and administrative fees from quarter ended June 30, 2006 to quarter ended June 30, 2005 is a result of the completion of the infrastructure, leaving little to do until capitalized.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $35 for the quarter ended June 30, 2006 compared to a loss of $9,852 for the quarter ended June 30, 2005. Net loss from date of inception (March 4, 1999) through June 30, 2005 (unaudited) is $236,955..

Liquidity and Capital Resources

Quarter Ended June 30, 2006 vs. June 30, 2005

As of June 30, 2006, the Company had working capital of $402 compared to $8,435 for the quarter ended June 30, 2005. From the date of inception (March 4, 1999) through June 30, 2006, the Company recorded an accumulated deficit of $236,855..

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,855 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

Significant Accounting Policies

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7, “ACCOUNTING AND REPORTING BY DEVELOPMENT STATE ENTERPRISES”. A development stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses recorded during the quarters ended June 30, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to June 30, 2006.

Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 “earnings Per Share” which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates o the date of enactment
.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and are not subject to material foreign currency exchange risk.

Item 4. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer/principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities & Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from the Securities Act of 1933 set forth in Section 4 (2) of the Securities Act, and any regulations promulgated there under, relating to sales by an issuer not involving any public offering. No underwriters were involved in the foregoing sale of securities. All shares were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the first quarter ending June 30, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.2	By-Laws	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.3	Restated and Amended Amendment to Articles of Incorporation	Filed herewith

4.3	Form of Common Stock Certificate	Incorporated by Reference from Exhibits 3.1-3.3

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL ALTERNATIVE PRODUCTS, INC.
(Registrant)

/s/ Ronald Almadova
November 14, 2006	_________________________________
Ronald Almadova
Chief Executive Officer
Chief Financial Officer