Form 10QSB
period 2006-09-30
Natural Alternative Products, Inc.
filed 2006-11-15
CIK 1083407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Yes [X]  No [ ]

As of September 30, 2006, the issuer had 3,337,174 shares of common stock, $0.001 par value, issued and outstanding.

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX
Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet (Unaudited) September 30,2006, March 31,2005	3

Statements of Operations (Unaudited) Six Months ended September 30, 2006 and 2005	4

Statements of Cash Flows (Unaudited) Six Months ended September 30, 2006 and 2005	5

Notes to Financial Statements Six Months ended September 30, 2006 and 2005	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURES	14

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
BALANCE SHEETS
SEPTEMBER 30, 2006 AND March 31,2005

ASSETS	September 30, 2006	March 31, 2006

Current assets
Cash and cash equivalents	$371	$437
Total current assets	371	437
Other assets	---	---
Total other assets	---	---

Total assets	371	437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	---	---
Total current liabilities	---	---

Shareholders’ equity
Common stock (par value $0.001 per share)-
Authorized 1,000,000 shares issued and outstanding--3,337,174 shares at September 30, 2006 and 2005	3,337	3,337
Additional paid-in capital	233,920	233,920
Deficit accumulated during development stage	(236,886)	(236,820)
Total shareholders’ equity	371	437

Total liabilities and shareholders’ equity	$371	$437

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH SEPTEMBER 30, 2006

	Sept 30, 2006		Sept 30, 2005		Six Months Ended Sept 30, 2006		Six Months Ended Sept 30, 2005		Cumulative Amounts From Inception (March 4, 1999) Through Sept 30, 2006
Revenues	$	---	$	---	$	---	$	---	$	---

Total Revenue		---		---		---		---		---

Operating Expenses
Impairment of Fixed Assets		---		---		---		---		9,000
General and Administrative		31		2,906		66		12,758		236,886
Stock Compensation for Services		---		---		---		---		2,000

Total Operating Expenses		31		2,906		66		12,758		247,886

Net Loss before Income Taxes		(31)		(2,906)		(66)		(12,758)		(247,886)

Provision for Income Taxes		---		---		---		---		---

Net Loss	$	(31)	$	(2,906)	$	(66)		$(12,758)		$(231,728)

Net Loss per Share - Basic		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Net Loss per Share - Diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted Average Number of Shares Outstanding - Basic		3,337,174		3,337,174		3,337,174		3,337,174

Weighted Average Number of Shares Outstanding - Diluted		3,337,174		3,337,174		3,337,174		3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
F/K/A SUN WEST ENTERPRISES, INC.
STATEMENT OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
AND FROM INCEPTION (MARCH 4, 1999) THROUGH SEPTEMBER 30, 2006

	Sept 30, 2006		Sept 30, 2005		Six Months Ended Sept 30, 2006		Six Months Ended Sept 30, 2005		Cumulative Amounts From Inception (March 4, 1999) Through Sept 30, 2006
Cash flows from operating activities:
Net loss	$	(31)	$	(2,906)	$	(66)		$(12,758)	$(236,886)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets		---		---		---		---	9,000
Stock compensation for services		---		---		---		---	2,000

Net cash provided by (used in) operating activities	$	(31)	$	(2,906)	$	(66)		$(12,758)	$(225,886)

Cash flows from investing activities:
Acquisition of fixed assets		---		---		---		---	(9,000)

Net cash provided by (used in) investing activities		---		---		---		---	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		---		---		---		---	12,650
Repurchase of common stock		---		---		---		---	(513)
Stockholder contributions		---		---		---		-----	223,120

Net cash provided by (used in) financing activities		---		---		---		-----	235,257

Net change in cash		(31)		(2,906)		(66)		(12,758)	371

Cash, beginning of period		402		8,435		437		18,287	---

Cash, end of period		$371		$5,529		$371		$5,529	$371

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services	$	---	$	---	$	---	$	---	$2,000

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended September 30, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to September 30, 2006.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

NEW ACCOUNTING PRONOUNCEMENTS

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

3. GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,886, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

5. INCOME TAXES

The components of the provision for income taxes are as follows for the quarters ending September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
Current:
Federal	$	---	$	---
State		---		---

Deferred:
Federal		1,000		4,200
State		---		---

Change in valuation allowance		(1,000)		(4,200)

Total provision	$	---	$	---

Significant components of the Company’s deferred income tax asset at September 30, 2006 and 2005 are as follows:

	September 30, 2006		September 30, 2005
Deferred income tax assets:
Net operating loss carry forward		$76,300		$68,200

		76,300		68,200

Valuation allowance		(76,300)		(68,200)

Deferred income tax asset, net	$	---	$	---

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at September 30, 2006 and 2005:

	September 30, 2006	September 30, 2005
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	--%	--%

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

The Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good new is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2006, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility by the Fourth Quarter.

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

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through September 30, 2006.

Operating Expenses

Operating expenses during the quarter ended September 30, 2005 decreased $2,875 from the quarter ended September 30, 2006, to $31 from $2,906. The decrease is primarily attributable to a decrease in general and administrative fees. Operating expenses from inception (March 4, 1999) through September 30, 2006 total $236,886. The decrease in general and administrative fees from quarter ended September 30, 2004 to quarter ended September 30, 2006 is a result of the completion of the infrastructure, leaving little to do until capitalized.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $31 for the quarter ended September 30, 2006 compared to a loss of $2,906 for the quarter ended September 30, 2005. Net loss from date of inception (March 4, 1999) through September 30, 2005 (unaudited) is $236,886.

Liquidity and Capital Resources

Quarter Ended September 30, 2006 vs. September 30, 2005

As of September 30, 2006, the Company had working capital of $371 compared to $5,529 for the quarter ended September 30, 2005. From the date of inception (March 4, 1999) through September 30, 2005, the Company recorded an accumulated deficit of $236,886..

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,886 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses recorded during the quarters ended September 30, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to September 30, 2006.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the second quarter ending September 30, 2006.

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