Form 10QSB
period 2006-12-31
Natural Alternative Products, Inc.
filed 2008-09-25
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27623

NATURAL ALTERNATIVE PRODUCTS, INC.

F/K/A SUN WEST ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0421016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10300 West Charleston Blvd., Ste. 13-35

Las Vegas, NV 89135

(Address of principal executive offices)

(702) 303-7035

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2006, was 3,337,174 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

BALANCE SHEETS

DECEMBER 31, 2006 AND March 31, 2006

ASSETS	December 31, 2006	March 31, 2006

Current assets
Cash and cash equivalents	$361	$437
Total current assets	361	437
Other assets	-	-
Total other assets	-	-

Total assets	361	437

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	-	-
Total current liabilities	-	-

Shareholders’ equity
Common stock (par value $0.001 per share)
Authorized 1,000,000 shares issued and outstanding - 3,337,174 shares at December 31, 2006 and March 31, 2006	3,337	3,337
Additional paid-in capital	233,920	233,920
Deficit accumulated during development stage	(236,896)	(236,820)
Total shareholders’ equity	361	437

Total liabilities and shareholders’ equity	$361	$437

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTERS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

AND FROM INCEPTION (MARCH 4, 1999) THROUGH DECEMBER 31, 2006

December 31, 2006	December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative Amounts From Inception (March 4, 1999) Through December 31, 2006

Revenues		$-	$-		$-	$-	$-

Total Revenue		-	-		-	-	-

Operating Expenses
Impairment of Fixed Assets		-	-		-	-	9,000
General and Administrative		10	1,009		76	13,767	225,896
Stock Compensation for Services		-	-		-	-	2,000

Total Operating Expenses		10	1,099		76	13,767	236,896

Net Loss before Income Taxes		(10)	(1,099)		(76)	(13,767)	(236,896)

Provision for Income Taxes		-	-		-	-	-

Net Loss	$	(10)	$(1,099)	$	(76)	$(50,382)	$(236,896)

Net Loss per Share - Basic		$(0.00)	$(0.00)		$(0.00)	$(0.00)

Net Loss per Share - Diluted		$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic		3,337,174	3,337,174		3,337,174	3,337,174

Weighted Average Number of Shares Outstanding - Diluted		3,337,174	3,337,174		3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

AND FROM INCEPTION (MARCH 4, 1999) THROUGH DECEMBER 31, 2006

December 31, 2006	December 31, 2005	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative Amounts From Inception (March 4, 1999) Through December 31, 2006

Cash flows from operating activities:
Net loss	$	(10)	$(1,009)	$	(76)	$(13,767)	$(236,896)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets		-	-		-	-	9,000
Stock compensation for services		-	-		-	-	2,000

Net cash provided by (used in) operating activities	$	(10)	$(1,009)	$	(76)	$(13,767)	$(225,896)

Cash flows from investing activities:
Acquisition of fixed assets		-	-		-	-	(9,000)

Net cash provided by (used in) investing activities		-	-		-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		-	-		-	-	12,650
Repurchase of common stock		-	-		-	-	(513)
Stockholder contributions		-	-		-	-	223,120

Net cash provided by (used in) financing activities		-	-		-	-	235,257

Net change in cash		(10)	(1,009)		(76)	(13,767)	371

Cash, beginning of period		371	5,529		437	18,287	-

Cash, end of period		$361	$4,520		$361	$4,520	$361

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services		$-	$-		$-	$-	$2,000

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

 Sun West Enterprises, Inc. was incorporated in Nevada on March 4, 1999. A Certificate of Amendment was filed on January 11, 2005 changing the name to Natural Alternative Products, Inc.

Natural Alternative Products, Inc.’s (the Company) main business activity is the development of neutraceutical packaging. The Company maintains an office in Las Vegas, Nevada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended December 31, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 3 - GOING CONCERN

 The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,896, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

NOTE 4 -CAPITAL STOCK

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

NOTE 5 - INCOME TAXES

 The components of the provision for income taxes are as follows for the quarters ending December 31, 2006 and 2005:

December 31, 2006	December 31, 2005

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal
State	-	-

Change in valuation allowance	-	-

Total provision	$-	$-

 Significant components of the Company’s deferred income tax asset at December 31, 2006 and 2005 are as follows:

December 31, 2006	December 31, 2005

Deferred income tax assets:
Net operating loss carry forward	$78,000	$78,000

	78,000	78,000

Valuation allowance	(78,000)	(78,000)

Deferred income tax asset, net	$-	$-

 The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

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

The Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good new is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. Te Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility.

Quarter Ended December 31, 2006

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through December 31, 2006.

Operating Expenses

Operating expenses during the quarter ended December 31, 2006 were $10.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $10 for the quarter ended December 31, 2006. Net loss from date of inception (March 4, 1999) through December 31, 2006 (unaudited) is $236,896.

Liquidity and Capital Resources

Quarter Ended December 31, 2006

As of December 31, 2006, the Company had working capital of $361. From the date of inception (March 4, 1999) through December 31, 2006, the Company recorded an accumulated deficit of $236,896.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,896 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses recorded during the quarters ended December 31, 2006 and 2005. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to December 31, 2006.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates o the date of enactment

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company, including its subsidiaries, nor any of its property is the subject of pending legal proceeding.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending December 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description	Location
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.2	By-Laws	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.3	Restated and Amended Amendment to Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 2, 2006

4.3	Form of Common Stock Certificate	Incorporated by Reference from Exhibits 3.1-3.3

31.1	Section 302 Certification	Filed herewith

32.1	Section 906 Certification	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL ALTERNATIVE PRODUCTS, INC.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer) Date: September 15, 2008

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Thomas Krucker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Natural Alternative Products, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such disclosure control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting

Date: September 15, 2008

By: /s/ Thomas Krucker
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of Natural Alternative Products, Inc. on Form 10-QSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 15, 2008