Form 10KSB
period 2007-03-31
Natural Alternative Products, Inc.
filed 2008-09-25
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

COMMON STOCK, $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No ☐

Issuer’s revenues for the fiscal year ended March 31, 2007: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2007: There is no market for the common stock.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2007, was 3,337,174 shares.

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

THE PLAN

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the 9/11 aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in a competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. The Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products (existing AMW facilities). While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility.

The Company plans to be complete and operating from its own negotiated facilities with its strategic partners. Finalized discussions have resulted in the identification of the necessary equipment, material, management, and facilities necessary to meet this objective of selling and producing on its own along with the aforementioned intended partner. At this point the future plan encompasses taking on additional co-packing and private labeling for the vast numbers of businesses that cannot afford the expense to stay in this category but wish to stay and remain competitive.

MARKETING AND SALES

The Company has identified several sales network approaches depending on the particular market and customer base. Infomercials and direct sales are the primary approaches. Due to the specialized sales plan, a detailed breakdown will not be reflected herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is presently no public market for our common stock.

HOLDERS

There are approximately 35 holders of our common stock. At March 31, 2007, there were 3,337,174 shares issued and outstanding.

DIVIDENDS

We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At March 31, 2007, the Company did not have any equity compensation plans.

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

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2006, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility.

The Company plans to be complete and operating from its own negotiated facilities with its strategic partners. Finalized discussions have resulted in the identification of the necessary equipment, material, management, and facilities necessary to meet this objective of selling and producing on its own along with the aforementioned partners. At this point the future plan encompasses taking on additional co-packing and private labeling for the vast numbers of businesses that cannot afford the expense to stay in this category but wish to stay and remain competitive.

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006

REVENUES

The company has not generated any revenues since inception (March 4, 1999) through March 31, 2007.

OPERATING EXPENSES

Operating expenses during the year ended March 31, 2007 decreased $17,764 from the year ended March 31, 2006, to $86 from $17,850. The decrease is primarily attributable to a decrease in general and administrative fees. Operating expenses from inception

(March 4, 1999 through March 31, 2007) total $236,906. The decrease in general and administrative fees from March 31, 2006 to March 31, 2007 is a result of the completion of the infrastructure, leaving little to do until capitalized.

NET LOSS

As a result of the above operating expenses, the Company incurred a loss of $86 for the year ended March 31, 2007 compared to a loss of $17,850 for the year ended March 31, 2006. Net loss from inception (March 4, 1999 through March 31, 2007) is $236,906.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2007 VS. MARCH 31, 2006

As of March 31, 2007, the Company had working capital of $351, compared to $437 for the year ended March 31, 2006. From inception through March 31, 2007, the Company recorded an accumulated deficit of $236,906.

At March 31, 2007, our auditors expressed a formal opinion that our financial position raised substantial doubt about our ability to continue as a going concern. We incurred net losses of $86 and $17,850 for the fiscal years ended March 31, 2007 and 2006 and $236,906 from inception. We used cash in operations totaling ($86) and ($17,850) for the fiscal years ending March 31, 2007 and 2006, respectively and ($236,906) from inception.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,906 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2007 and 2006. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2007.

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

ITEM 7. FINANCIAL STATEMENTS

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2007 AND 2006 AND FROM

INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Natural Alternative Products, Inc.

I have audited the accompanying balance sheets of Natural Alternative Products, Inc., (A Development Stage Company) (formerly Sun West Enterprises, Inc.) as of March 31, 2007 and 2006, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternative Products, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

/s/ Gruber & Company, LLC

Lake St Louis Missouri

September 15, 2008

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

BALANCE SHEETS

MARCH 31, 2007 AND 2006

ASSETS

	2007	2006

Current assets:
Cash	$351	$437

Total assets	351	437

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Total liabilities	$-	$-

Shareholders' equity:
Common stock (par value $0.001) 100,000,000 shares
authorized; 3,337,174 shares issued and
outstanding at March 31, 2007 and 2006,
respectively	3,337	3,337
Additional paid in capital	233,920	233,920
Deficit accumulated during development stage	(236,906)	(236,820)

Total shareholders' equity	351	437

Total liabilities and shareholders' equity	$351	$437

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2007

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
			MARCH 31,
	2007	2006	2007

Revenues	$-	$-	$-

Total revenues	-	-	-
Operating expenses:
Impairment of fixed assets	-	-	9,000
General and administrative	86	17,850	225,906
Stock Compensation for Services	-	-	2,000

Total operating expenses	86	17,850	236,906

Net loss before income taxes	(86)	(17,850)	(236,906)

Provision for income taxes	-	-	-

Net loss	$(86)	$(17,850)	$(236,906)

Net loss per share - basic	$(0.00)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.01)

Weighted average number of
shares outstanding - basic	3,337,174	3,337,174

Weighted average number of
shares outstanding - diluted	3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2007

					ACCUMULATED
					DEFICIT
	COMMON STOCK			ADDITIONAL	DURING
	NUMBER OF	PAR VALUE $0.001		PAID-IN	DEVELOPMENT
	SHARES	PER SHARE	SUBSCRIBED	CAPITAL	STAGE	TOTAL

Balance at inception
(March 4, 1999)	-	$-	$-	$-	$-	$-
Issuance of common stock
at $0.001 per share	1,650,000	1,650	-	-	-	1,650
Common stock subscribed	-	-	1,000	9,000	-	10,000
Net loss	-	-	-	-	(1,650)	(1,650)

Balance at March 31, 1999	1,650,000	1,650	1,000	9,000	(1,650	10,000
Issuance of common stock	1,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	(48)	(48)

Balance at March 31, 2000	2,650,000	2,650	-	9,000	(1,698)	9,952
Issuance of common stock
for services	200,000	200	-	1,800	-	2,000
Net loss	-	-	-	-	(5,613)	(5,613)

Balance at March 31, 2001	2,850,000	2,850	-	10,800	(7,311)	6,339
Redemption of shares	(512,826)	(513)	-	-	-	(513)
Stockholder contributions	-	-	-	12,613	-	12,613
Net loss	-	-	-	-	(14,006)	(14,006)

Balance at March 31, 2002	2,337,174	2,337	-	23,413	(21,317)	4,433
Issuance of common stock,
$.001 per share	1,000,000	1,000	-	-	-	1,000
Stockholder contributions	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	(30,158)	(30,158)

Balance at March 31, 2003	3,337,174	3,337	-	49,413	(109,087)	1,275
Stockholder contributions	-	-	-	145,507	-	145,507
Net loss	-	-	-	-	(109,087)	(109,087)

Balance at March 31, 2004	3,337,174	3,337	-	194,920	(160,562)	37,695
Stockholder contributions	-	-	-	39,000	-	39,000
Net loss	-	-	-	-	(58,408)	(58,408)

Balance at March 31, 2005	3,337,174	3,337	-	233,920	(218,970)	18,287

Net loss	-	-	-	-	(17,850)	(17,850)
Balance at March 31, 2006	3,337,174	3,337	-	233,920	(236,820)	437

Net loss	-	-	-	-	(86)	(86)

Balance at March 31, 2007	3,337,174	$3,337	$-	$233,920	$(236,906)	$351

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2007

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
	2007	2006	MARCH 31, 2007

Cash flows from operating activities:
Net loss	$(86)	$(17,850)	$(236,906)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets	-	-	9,000
Stock compensation for services	-	-	2,000

Net cash provided by ( used in) operating activities	(86)	(17,850)	(225,906)

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(9,000)

Net cash provided by (used in) investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,650
Repurchase of common stock	-	-	(513)
Stockholder contributions	-	-	223,120

Net cash provided by (used in) financing activities	-	-	235,257

Net change in cash	(86)	(17,850)	351

Cash, beginning of period	437	18,287	-

Cash, end of period	$351	$437	$351

SUPPLEMENTAL DISCLOSURE OF NON-CASH VESTING AND FINANCING ACTIVITIES:

Issuance of common stock for services	$-	$-	$2,000

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2007 and 2006. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2007.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,906, since its inception (March 5, 1999) and will require additional capital for is operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

NOTE 4 - CAPITAL STOCK

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

NOTE 5 - INCOME TAXES

The components of the provision for income taxes are as follows at March 31:

	2007	2006

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	-	-
State	-	-

Change in valuation allowance	-	-

Total provision
	$-	$-

Significant components of the Company's deferred income tax asset at March 31, 2007 and 2006 are as follows:

	2007	2006

Deferred income tax assets:
Net operating loss carry forward	$78,000	$78,000

	78,000	78,000

Valuation allowance	(78,000)	(78,000)

Deferred income tax asset, net	$-	$-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at March 31:

	2007	2006

Tax expense at U.S. statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the First Quarter of 2005, the Company appointed Mendoza Berger & Company LLP, independent auditors, to audit the company's balance sheets as of March 31, 2005 and 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended.

In July 2006 the company appointed Gruber & Company, LLC to audit the company’s balance sheets as of March 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for the years then ended.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-KSB, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended March 31, 2007, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2007. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

The directors and principal executive officers of the Company are as specified on the following table:

Name	Age	Position

Ronald Almadova	66	President, Chief Executive Officer, Chief Financial Officer and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of March 31, 2007, they were all current in their filings.

CODE OF ETHICS

The Company has not yet adopted a code of ethics as it is still in the development stage.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended March 31, 2007 and 2006 paid to our Chief Executive Officer. No executive officers received compensation exceeding $100,000 during the year ended March 31, 2007.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options	Compensation

Ronald
Almadova
President	2006	-	-	-	-	-	-
Ronald
Almadova
President	2007	-	-	-	-	-	-

There are no employment contracts and no compensation has been paid other than to attorneys and auditors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the company's common stock as of March 31, 2007 by each shareholder known by the company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares they beneficially own. All addresses are c/o Natural Alternative Products, Inc., 10300 West Charleston Blvd., Suite 13-35, Las Vegas, NV 89135.

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
common stock

(1)  Percentages are based on total outstanding shares as of March 31, 2007 of 3,337,174 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has been principally funded by one of its stockholders, Tom Krucker, in the amount of $223,120.

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.2	By-Laws	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.3	Restated and Amended Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 2, 2006

4.3	Form of Common Stock Certificate	Incorporated by Reference from Exhibits 3.1-3.3

31.1	Section 302 Certification	Filed herewith

32.1	Section 906 Certification	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

The firm of Gruber & Company, LLC served as the Company's independent public accountants for the year ended March 31, 2007. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal years ended March 31, 2007 and 2006 were approximately $5,000 and $5,000, respectively.

AUDIT-RELATED FEES

Audit-related fees for the fiscal years ended March 31, 2007 and 2006 were approximately $0 and $0, respectively.

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

/s/ Thomas Krucker

By: Thomas Krucker, President

Date: September 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Krucker

By: Thomas Krucker,

President (Chief Executive Officer, Chief

Financial Officer and Principal

Accounting Officer), Director

Date: September 15, 2008

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Thomas Krucker, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Natural Alternative Products, Inc.;

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
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Annual Report of Natural Alternative Products, Inc. on Form 10-KSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 15, 2008