Form 10QSB
period 2007-12-31
Natural Alternative Products, Inc.
filed 2008-09-25
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2007, was 3,337,174 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

BALANCE SHEETS

DECEMBER 31, 2007 AND March 31, 2007

ASSETS	December 31, 2007	March 31, 2007

Current assets
Cash and cash equivalents	$321	$351
Total current assets	321	351
Other assets	-	-
Total other assets	-	-

Total assets	321	351

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	-	-
Total current liabilities	-	-

Shareholders’ equity
Common stock (par value $0.001 per share)
Authorized 1,000,000 shares issued and outstanding - 3,337,174 shares at December 31, 2007 and March 31, 2007	3,337	3,337
Additional paid-in capital	233,920	233,920
Deficit accumulated during development stage	(236,936)	(236,906)
Total shareholders’ equity	321	351

Total liabilities and shareholders’ equity	$321	$351

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTERS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

AND FROM INCEPTION (MARCH 4, 1999) THROUGH DECEMBER 31, 2007

December 31, 2007	December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Cumulative Amounts From Inception (March 4, 1999) Through December 31, 2007

Revenues	$-	$-		$-	$-	$-

Total Revenue	-	-		-	-	-

Operating Expenses
Impairment of Fixed Assets	-	-		-	-	9,000
General and Administrative	10	31		30	76	225,936
Stock Compensation for Services	-	-		-	-	2,000

Total Operating Expenses	10	31		30	76	236,936

Net Loss before Income Taxes	(10)	(31)		(30)	(76)	(236,936)

Provision for Income Taxes	-	-		-	-	-

Net Loss	$(10)	(31)	$	(30)	$(76)	$(236,936)

Net Loss per Share - Basic	$(0.00)	(0.00)		$(0.00)	$(0.00)

Net Loss per Share - Diluted	$(0.00)	(0.00)		$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic	3,337,174	3,337,174		3,337,174	3,337,174

Weighted Average Number of Shares Outstanding - Diluted	3,337,174	3,337,174		3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

AND FROM INCEPTION (MARCH 4, 1999) THROUGH DECEMBER 31, 2007

December 31, 2007	December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Cumulative Amounts From Inception (March 4, 1999) Through December 31, 2007

Cash flows from operating activities:
Net loss	$	(10)	(10)	$	(20)	(76)	$(236,936)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets		-	-		-	-	9,000
Stock compensation for services		-	-		-	-	2,000

Net cash provided by (used in) operating activities	$	(10)	(10)	$	(20)	(76)	$(225,896)

Cash flows from investing activities:
Acquisition of fixed assets		-	-		-	-	(9,000)

Net cash provided by (used in) investing activities		-	-		-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		-	-		-	-	12,650
Repurchase of common stock		-	-		-	-	(513)
Stockholder contributions		-	-		-	-	223,120

Net cash provided by (used in) financing activities		-	-		-	-	235,257

Net change in cash		(10)	(10)		(20)	(76)	331

Cash, beginning of period		331	371		351	437	-

Cash, end of period		$321	361		$321	361	$321

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services		$-	-		$-	-	$2,000

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended December 31, 2007 and 2006. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to December 31, 2007.

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

NOTE 3 - GOING CONCERN

 The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,936, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

NOTE 5 - INCOME TAXES

 The components of the provision for income taxes are as follows for the quarters ending December 31, 2007 and 2006:

December 31, 2007	December 31, 2006

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal
State	-	-

Change in valuation allowance	-	-

Total provision	$-	$-

 Significant components of the Company’s deferred income tax asset at December 31, 2007 and 2006 are as follows:

December 31, 2007	December 31, 2006

Deferred income tax assets:
Net operating loss carry forward	$78,000	$78,000

	78,000	78,000

Valuation allowance	(78,000)	(78,000)

Deferred income tax asset, net	$-	$-

 The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

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

Quarter Ended December 31, 2007

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through December 31, 2007.

Operating Expenses

Operating expenses during the quarter ended December 31, 2007 were $10.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $10 for the quarter ended December 31, 2007. Net loss from date of inception (March 4, 1999) through December 31, 2007 (unaudited) is $236,936.

Liquidity and Capital Resources

Quarter Ended December 31, 2007

As of December 31, 2007, the Company had working capital of $321. From the date of inception (March 4, 1999) through December 31, 2007, the Company recorded an accumulated deficit of $236,936.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,936 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses recorded during the quarters ended December 31, 2007 and 2006. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to December 31, 2007.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending December 31, 2007.

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

By: /s/ Thomas Krucker
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of Natural Alternative Products, Inc. on Form 10-QSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 15, 2008