Form 10KSB
period 2008-03-31
Natural Alternative Products, Inc.
filed 2008-09-25
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

Issuer’s revenues for the fiscal year ended March 31, 2008: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2008: There is no market for the common stock.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2008, was 3,337,174 shares.

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

THE PLAN

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the 9/11 aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in a competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2007, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products (existing AMW facilities). While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is presently no public market for our common stock.

HOLDERS

There are approximately 35 holders of our common stock. At March 31, 2008, there were 3,337,174 shares issued and outstanding.

DIVIDENDS

We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At March 31, 2008, the Company did not have any equity compensation plans.

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

As noted earlier, the Company initially identified an array of neutraceuticals that are still attractive and perhaps even more marketable in view of the troubles some of the mainline name drugs such as the statin based cholesterol products and the Vioxx related arthritic products are having as a result of more extensive usage. The Company has identified several neutraceutical houses that are interested in producing and packaging the product, although there is no assurance that the Company will be able to enter into these agreements on favorable terms, if at all. After the World Trade Center Terrorist Attack and its aftermath of capital shortage and the resultant temporary freeze of the Company plan, the good news is that the product line has attracted unique state of the art packaging opportunities that place the Company in an extremely competitive position in its identified marketplace. Accordingly, the Company has timely and effective solutions in the latest packaging. During the Third Quarter of 2007, the Company hopes to set up its lines of credit, design plans for its plant production and layout for its manufacturing facilities. Additionally, the website design for IT support as well as shopping cart and EDI integration will be completed. Necessary agreements are intended to effect the setup and completion of the facilities necessary to produce flexible packaged products. While the planning of the facilities is being completed, the Company believes it can simultaneously begin the marketing and sales function and temporarily arrange for the production at existing co-packed facilities while identifying and setting up its own facility.

The Company plans to be complete and operating from its own negotiated facilities with its strategic partners. Finalized discussions have resulted in the identification of the necessary equipment, material, management, and facilities necessary  to meet objective of selling and producing on its own along with the aforementioned partners. At this point the future plan encompasses taking on additional co-packing and private labeling for the vast numbers of businesses that cannot afford the expense to stay in this category but wish to stay and remain competitive.

YEAR ENDED MARCH 31, 2008 COMPARED TO YEAR ENDED MARCH 31, 2007

REVENUES

The company has not generated any revenues since inception (March 4, 1999) through March 31, 2008.

OPERATING EXPENSES

Operating expenses during the year ended March 31, 2008 decreased $46 from the year ended March 31, 2007, to $40 from $86. The decrease is primarily attributable to a decrease in general and administrative fees. Operating expenses from inception (March 4, 1999 through March 31, 2008) total $236,946. The decrease in general and administrative fees from March 31, 2007 to March 31, 2008 is a result of the completion of the infrastructure, leaving little to do until capitalized.

NET LOSS

As a result of the above operating expenses, the Company incurred a loss of $40 for the year ended March 31, 2008 compared to a loss of $86 for the year ended March 31, 2007. Net loss from inception (March 4, 1999 through March 31, 2008) is $236,946.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2008 VS. MARCH 31, 2007

As of March 31, 2008, the Company had working capital of $311, compared to $351 for the year ended March 31, 2007. From inception through March 31, 2008, the Company recorded an accumulated deficit of $236,946.

At March 31, 2008, our auditors expressed a formal opinion that our financial position raised substantial doubt about our ability to continue as a going concern. We incurred net losses of $40 and $86m for the fiscal years ended March 31, 2008 and 2007 and $236,946 from inception. We used cash in operations totaling ($40) and ($86) for the fiscal years ending March 31, 2008 and 2007, respectively and ($236,946) from inception.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,946 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2008 and 2007. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2008.

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

ITEM 7. FINANCIAL STATEMENTS

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2008 AND 2007 AND FROM

INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Natural Alternative Products, Inc.

I have audited the accompanying balance sheets of Natural Alternative Products, Inc., (A Development Stage Company) (formerly Sun West Enterprises, Inc.) as of March 31, 2008 and 2007, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternative Products, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake St Louis Missouri

September 15, 2008

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

BALANCE SHEETS

MARCH 31, 2008 AND 2007

ASSETS

	2008	2007

Current assets:
Cash	$311	$351

Total assets	$311	$351

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Total liabilities	$-	$-

Shareholders' equity:
Common stock (par value $0.001) 100,000,000 shares
authorized; 3,337,174 shares issued and
outstanding at March 31, 2008 and 2007,
respectively	3,337	3,337
Additional paid in capital	233,920	233,920
Deficit accumulated during development stage	(236,946)	(236,906)

Total shareholders' equity	311	351

Total liabilities and shareholders' equity	$311	$351

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2008

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
			MARCH 31,
	2008	2007	2008

Revenues	$-	$-	$-

Total revenues	-	-	-
Operating expenses:
Impairment of fixed assets	-	-	9,000
General and administrative	40	86	225,946
	-	-	2,000

Total operating expenses	40	86	236,946

Net loss before income taxes	(40)	(86))	(236,946)

Provision for income taxes	-	-	-

Net loss	$(40)	$(86)	$(236,946)

Net loss per share - basic	$(0.00)	$(0.01)

Net loss per share - diluted	$(0.00)	$(0.01)

Weighted average number of
shares outstanding - basic	3,337,174	3,337,174

Weighted average number of
shares outstanding - diluted	3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2008

	COMMON STOCK				ACCUMULATED
	NUMBER OF	PAR VALUE $0.001		ADDITIONAL PAID-IN	DEFICIT DURING DEVELOPMENT
	SHARES	PER SHARE	SUBSCRIBED	CAPITAL	STAGE	TOTAL

Balance at inception
(March 4, 1999)	-	$-	$-	$-	$-	$-
Issuance of common stock
at $0.001 per share	1,650,000	1,650	-	-	-	1,650
Common stock subscribed	-	-	1,000	9,000	-	10,000
Net loss	-	-	-	-	(1,650)	(1,650)

Balance at March 31, 1999	1,650,000	1,650	1,000	9,000	(1,650)	10,000
Issuance of common stock	1,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	(48)	(48)

Balance at March 31, 2000	2,650,000	2,650	-	9,000	(1,698)	9,952
Issuance of common stock
for services	200,000	200	-	1,800	-	2,000
Net loss	-	-	-	-	(5,613)	(5,613)

Balance at March 31, 2001	2,850,000	2,850	-	10,800	(7,311)	6,339
Redemption of shares	(512,826)	(513)	-	-	-	(513)
Stockholder contributions	-	-	-	12,613	-	12,613
Net loss	-	-	-	-	(14,006)	(14,006)

Balance at March 31, 2002	2,337,174	2,337	-	23,413	(21,317)	4,433
Issuance of common stock,
$.001 per share	1,000,000	1,000	-	-	-	1,000
Stockholder contributions	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	(30,158)	(30,158)

Balance at March 31, 2003	3,337,174	3,337	-	49,413	(109,087)	1,275
Stockholder contributions	-	-	-	145,507	-	145,507
Net loss	-	-	-	-	(109,087)	(109,087)

Balance at March 31, 2004	3,337,174	3,337	-	194,920	(160,562)	37,695
Stockholder contributions	-	-	-	39,000	-	39,000

Net loss	-	-	-	-	(58,408)	(58,408)

Balance at March 31, 2005	3,337,174	3,337	-	233,920	(218,970)	18,287

Net loss	-	-	-	-	(17,850)	(17,850)
Balance at March 31, 2006	3,337,174	3,337	-	233,920	(236,820)	437

Net loss	-	-	-	-	(86)	(86)

Balance at March 31, 2007	3,337,174	3,337	-	233,920	(236,906)	351

Net loss	-	-	-	-	(40)	(40)
Balance at March 31, 2008	3,337,174	$3,337	$-	$233,920	$(236,946)	$311

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2008

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
	2008	2007	MARCH 31, 2008

Cash flows from operating activities:
Net loss	$(40)	$(86)	$(236,946)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets	-	-	9,000
Stock compensation for services	-	-	2,000

Net cash provided by ( used in) operating activities	(40)	(86)	(225,946)

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(9,000)

Net cash provided by (used in) investing activities	-	-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,650
Repurchase of common stock	-	-	(513)
Stockholder contributions	-	-	223,120

Net cash provided by (used in) financing activities	-	-	235,257

Net change in cash	(40)	(86)	311

Cash, beginning of period	351	437	-

Cash, end of period	$311	$351	$311

SUPPLEMENTAL DISCLOSURE OF NON-CASH VESTING AND FINANCING ACTIVITIES:

Issuance of common stock for services	$-	$-	$2,000

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2008 and 2007. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from inception (March 5, 1999) to March 31, 2008.

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

In September 2007, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2007. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2007, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,946, since its inception (March 5, 1999) and will require additional capital for is operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

NOTE 5 - INCOME TAXES

The components of the provision for income taxes are as follows at March 31:

	2008	2007

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	-	-
State	-	-

Change in valuation allowance	-	-

Total provision
	$-	$-

Significant components of the Company's deferred income tax asset at March 31, 2008 and 2007 are as follows:

	2008	2007

Deferred income tax assets:
Net operating loss carry forward	78,000	$78,000

	78,000	78,000

Valuation allowance	(78,000)	(78,000)

Deferred income tax asset, net
	$-	$-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at March 31:

	2008	2007

Tax expense at U.S. statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the First Quarter of 2005, the Company appointed Mendoza Berger & Company LLP, independent auditors, to audit the company's balance sheets as of March 31, 2005 and 2004 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended.

In July 2007 the company appointed Gruber & Company, LLC to audit the company’s balance sheets as of March 31, 2006 and 2005 and the related statements of operations, stockholders equity and cash flows for the years then ended.

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

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended March 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

The directors and principal executive officers of the Company are as specified on the following table:

Name	Age	Position

Thomas Krucker	67	President, Chief Executive Officer, Chief Financial Officer and Director

Thomas Krucker, President, Chief Executive Officer, Chief Financial Officer and sole member of the Board of Directors, Mr. Krucker graduated from the  University  of Arizona in 1962 and received a Juris  Doctorate  degree from Pepperdine  University in 1969.  Mr. Krucker is seasoned entrepreneur and business executive with over 20 years experience serving as President and Chief Executive Officer of small emerging companies. Mr. Krucker founded American Water Star (AMWS) and by 2003 assisted in placing the company on the American Stock Exchange. During the past five years, Mr. Krucker has served as a consultant to many small companies assisting them in merging into public entities, raising capital, developing mergers and acquisitions with several trading companies which range from the Pink Sheets to the OTCBB.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert as it is still in the development stage.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of March 31, 2008, they were all current in their filings.

CODE OF ETHICS

The Company has not yet adopted a code of ethics as it is still in the development stage.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended March 31, 2008 and 2007 paid to our Chief Executive Officer. No executive officers received compensation exceeding $100,000 during the year ended March 31, 2008.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options	Compensation

Ronald Almadova
President	2007	-	-	-	-	-	-

Ronald Almadova
President	2008	-	-	-	-	-	-

Thomas Krucker(1)
President, Chief Executive Officer and Chief Financial Officer	2008	-	-	-	-	-	-

(1) On February 1, 2008, the Company accepted the resignation from Ronald Almadova as the Company’s President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Almadova’s resignation, the Company appointed Thomas Krucker as the Company’s President, Chief Executive Officer, Chief Financial Officer and member of the Board of Directors.

Employment Agreements

There are no employment contracts and no compensation has been paid other than to attorneys and auditors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the company's common stock as of March 31, 2008 by each shareholder known by the company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares they beneficially own. All addresses are c/o Natural Alternative Products, Inc., 10300 West Charleston Blvd., Suite 13-35, Las Vegas, NV 89135.

		AMOUNT AND
		NATURE
		OF	PERCENT
	NAME AND ADDRESS OF	BENEFICIAL	OF
TITLE OF CLASS	BENEFICIAL OWNER	OWNERSHIP	CLASS(1)

$0.001 par value	Thomas Krucker, President and Director	360,000 shares	10.79%
common stock
$0.001 par value	Ronald Almadova	200,000 shares	5.99%
common stock
$0.001 par value	Camelot, Ltd., a Delaware Corporation	500,000 shares	14.98%
common stock
$0.001 par value	Maree Corp	400,000 shares	11.99%
common stock
$0.001 par value	Steven Corso, Jr.	200,000 shares	5.99%
common stock
$0.001 par value	Busby Investments	500,000 shares	14.98%
common stock
$0.001 par value	K. Erickson	250,000 shares	7.49%
common stock
$0.001 par value	Glencourt Investments, Inc.	500,000 shares	14.98%
common stock

$0.001 par value	Law Offices of Michael E. Kulwin	200,000 shares	5.99%
common stock
$0.001 par value	Yan Skwara	200,000 shares	5.99%
common stock
$0.001 par value	Officers and Directors as a group (1 person)	200,000 shares	5.99%
common stock

(1)   Percentages are based on total outstanding shares as of March 31, 2008 of 3,337,174 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has been principally funded by, Thomas Krucker, sole officer and sole director of the Company, in the amount of $223,120.

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.2	By-Laws	Incorporated by Reference to Form 10-SB filed October 13, 1999

3.3	Restated and Amended Articles of Incorporation	Incorporated by Reference to Form 10-KSB filed May 2, 2007

4.3	Form of Common Stock Certificate	Incorporated by Reference from Exhibits 3.1-3.3

31.1	Section 302 Certification	Filed herewith

32.1	Section 906 Certification	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

The firm of Gruber & Company, LLC served as the Company's independent public accountants for the year ended March 31, 2008. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal years ended March 31, 2008 and 2007 were approximately $5,000 and $5,000, respectively.

AUDIT-RELATED FEES

Audit-related fees for the fiscal years ended March 31, 2008 and 2007 were approximately $0 and $0, respectively.

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

/s/ Thomas Krucker, President

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
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Annual Report of Natural Alternative Products, Inc. on Form 10-KSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 15, 2008