Form 10-Q
period 2008-06-30
Natural Alternative Products, Inc.
filed 2008-09-25
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(702) 303-7035

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒      No ☐

As of June 30, 2008, the issuer had 3,337,174 shares of common stock, $0.001 par value, issued and outstanding.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

BALANCE SHEETS

JUNE 30, 2008 AND March 31, 2008

ASSETS	June 30, 2008	March 31, 2008

Current assets
Cash and cash equivalents	$301	$311
Total current assets	301	311
Other assets	-	-
Total other assets	-	-

Total assets	301	311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	-	-
Total current liabilities	-	-

Shareholders’ equity
Common stock (par value $0.001 per share)
Authorized 1,000,000 shares issued and outstanding - 3,337,174 shares at June 30, 2008 and March 31, 2008	3,337	3,337
Additional paid-in capital	233,920	233,920
Deficit accumulated during development stage	(236,956)	(236,946)
Total shareholders’ equity	301	311

Total liabilities and shareholders’ equity	$301	$311

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF OPERATIONS

FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2008

June 30, 2008	June 30, 2007	Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2008

Revenues		$-	$-	$-

Total Revenue		-	-	-

Operating Expenses
Impairment of Fixed Assets		-	-	9,000
General and Administrative		10	10	225,956
Stock Compensation for Services		-	-	2,000

Total Operating Expenses		10	10	236,956

Net Loss before Income Taxes		(10)	(10)	(236,956)

Provision for Income Taxes		-	-	-

Net Loss	$	(10)	$(10)	$(236,956)

Net Loss per Share - Basic		$(0.00)	$(0.00)

Net Loss per Share - Diluted		$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic		3,337,174	3,337,174

Weighted Average Number of Shares Outstanding - Diluted		3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED JUNE 30, 2008 AND JUNE 30, 2007

AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2008

June 30, 2008	June 30, 2007	Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2008

Cash flows from operating activities:
Net loss	$	(10)	$	(10)	$(236,956)
Adjustments to reconcile net (loss) to net cash:
Impairment of fixed assets		-		-	9,000
Stock compensation for services		-		-	2,000

Net cash provided by (used in) operating activities	$	(10)	$	(10)	$(225,956)

Cash flows from investing activities:
Acquisition of fixed assets		-		-	(9,000)

Net cash provided by (used in) investing activities		-		-	(9,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		-		-	12,650
Repurchase of common stock		-		-	(513)
Stockholder contributions		-		-	223,120

Net cash provided by (used in) financing activities		-		-	235,257

Net change in cash		(10)		(10)	301

Cash, beginning of period		311		351	-

Cash, end of period		$301		$341	$301

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services		$-		$-	$2,000

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended June 30, 2008 and 2007. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to June 30, 2008.

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

NOTE 3 - GOING CONCERN

 The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $236,956, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

During the year ended March 31, 2005, a principal shareholder of the Company contributed $39,000 in capital contributions.

NOTE 5 - INCOME TAXES

 The components of the provision for income taxes are as follows for the quarters ending June 30, 2008 and 2007:

June 30, 2008	June 30, 2007

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal
State	-	-

Change in valuation allowance	-	-

Total provision	$-	$-

 Significant components of the Company’s deferred income tax asset at June 30, 2008 and 2007 are as follows:

June 30, 2008	June 30, 2007

Deferred income tax assets:
Net operating loss carry forward	$78,000	$78,000

	78,000	78,000

Valuation allowance	(78,000)	(78,000)

Deferred income tax asset, net	$-	$-

 The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Quarter Ended June 30, 2008

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through June 30, 2008.

Operating Expenses

Operating expenses during the quarter ended June 30, 2008 were $10.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $10 for the quarter ended June 30, 2008. Net loss from date of inception (March 4, 1999) through June 30, 2008 (unaudited) is $236,956.

Liquidity and Capital Resources

Quarter Ended June 30, 2008

As of June 30, 2008, the Company had working capital of $361. From the date of inception (March 4, 1999) through June 30, 2008, the Company recorded an accumulated deficit of $236,956.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $236,956 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses recorded during the quarters ended June 30, 2008 and 2007. The Company did record an impairment write down of fixed assets totaling $9,000 during the period from date of inception (March 4, 1999) to June 30, 2008.

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

Item 3. Quantitative and Qualitive Disclosures About Market Risk

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year March 31, 2008 was $40 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our March 31, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Thomas Krucker, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Krucker.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). Controls and Procedures

Evaluation of and Report on Internal Control over Financial Reporting

The management of Natural Alternative Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company, including its subsidiaries, nor any of its property is the subject of pending legal proceeding.

Item 1A. Risk Factors

This item in not applicable as we are currently considered a smaller reporting company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2008.

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

SECTION 302 CERTIFICATION

I, Thomas Krucker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Natural Alternative Products, Inc.;

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

By: /s/ Thomas Krucker
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of Natural Alternative Products, Inc. on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 15, 2008