Form 10KSB
period 2003-03-31
Natural Alternative Products, Inc.
filed 2008-10-02
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Issuer’s revenues for the fiscal year ended March 31, 2003: $0.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2003: There is no market for the common stock.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 3,337,174 shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET

There is presently no public market for our common stock.

HOLDERS

There are approximately 35 holders of our common stock. At March 31, 2003, there were 3,337,174 shares issued and outstanding.

DIVIDENDS

We have never paid a cash dividend on our common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At March 31, 2003, the Company did not have any equity compensation plans.

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

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

REVENUES

The company has not generated any revenues since inception (March 4, 1999) through March 31, 2003.

OPERATING EXPENSES

Operating expenses during the year ended March 31, 2003 increased $16,152 from the year ended March 31, 2002, to $30,158 from $14,006. Operating expenses from inception (March 4, 1999 through March 31, 2003) total $51,475.

NET LOSS

As a result of the above operating expenses, the Company incurred a loss of $30,158 for the year ended March 31, 2003 compared to a loss of $14,006 for the year ended March 31, 2002. Net loss from inception (March 4, 1999 through March 31, 2003) is $51,475.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2003 VS. MARCH 31, 2002

As of March 31, 2003, the Company had working capital of ($8,250), compared to $5,092 for the year ended March 31, 2002. From inception through March 31, 2003, the Company recorded an accumulated deficit of $51,475.

At March 31, 2003, our auditors expressed a formal opinion that our financial position raised substantial doubt about our ability to continue as a going concern. We incurred net losses of $30,158 and $14,006 for the fiscal years ended March 31, 2003 and 2002 and $51,475 from inception. We used cash in operations totaling ($27,015) and ($12,255) for the fiscal years ending March 31, 2003 and 2002, respectively and ($50,730) from inception.

The Company is a development stage company with insignificant assets and no revenues. The Company has lost $51,475 since inception, mainly on promotion and public relation costs and other administrative expenses. The Company has been principally funded by a stockholder. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

ITEM 7. FINANCIAL STATEMENTS

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2003 AND 2002 AND FROM

INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Natural Alternative Products, Inc.

I have audited the accompanying balance sheets of Natural Alternative Products, Inc., (A Development Stage Company) (formerly Sun West Enterprises, Inc.) as of March 31, 2003 and 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Alternative Products, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from inception (March 14, 1999) through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake St Louis Missouri

September 19, 2008

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

BALANCE SHEETS

MARCH 31, 2003 AND 2002

ASSETS
	MARCH 31,	MARCH 31,
	2003	2002

Assets:
Cash	$20	$35
Accrued interest	525	525
Due from shareholder	9,000	9,000

Total assets	$9,545	$9,560

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$8,270	$5,127

Total liabilities	8,270	5,127

Shareholders' equity:
Common stock (par value $0.001) 100,000,000 shares
authorized; 3,337,174 and 2,337,174 shares issued and
outstanding at March 31, 2003 and 2002,
respectively	3,337	2,337
Additional paid in capital	49,413	23,413
Deficit accumulated during development stage	(51,475)	(21,317))

Total shareholders' equity	1,275	4,433

Total liabilities and shareholders' equity	$9,545	$9,560

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2003

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
			THROUGH
	MARCH 31,	MARCH 31,	MARCH 31,
	2003	2002	2003

Revenues	$-	$-	$-

Total revenues	-	-	-
Operating expenses:
Other expense	30,158	14,006	51,475

Total operating expenses	30,158	14,006	51,475

Net loss before income taxes	(30,158)	(14,006)	(51,475)

Provision for income taxes

Net loss	$(30,158)	$(14,006)	$(51,475)

Net loss per share – basic	$(0.00)	$(0.00)

Net loss per share – diluted	$(0.00)	$(0.00)

Weighted average number of
shares outstanding - basic	3,337,174	2,337,174

Weighted average number of
shares outstanding - diluted	3,337,174	2,337,174

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2003

					ACCUMULATED
					DEFICIT
	COMMON STOCK			ADDITIONAL	DURING
	NUMBER OF	PAR VALUE $0.001		PAID-IN	DEVELOPMENT
	SHARES	PER SHARE	SUBSCRIBED	CAPITAL	STAGE	TOTAL

Balance at inception
(March 4, 1999)	-	$-	$-	$-	$-	$-
Issuance of common stock
at $0.001 per share	1,650,000	1,650	-	-	-	1,650
Common stock subscribed	-	-	1,000	9,000	-	10,000
Net loss	-	-	-	-	(1,650)	(1,650)

Balance at March 31, 1999	1,650,000	1,650	1,000	9,000	(1,650)	10,000
Issuance of common stock	1,000,000	1,000	(1,000)	-	-	-
Net loss	-	-	-	-	(48)	(48)

Balance at March 31, 2000	2,650,000	2,650	-	9,000	(1,698)	9,952
Issuance of common stock
for services	200,000	200	-	1,800	-	2,000
Net loss	-	-	-	-	(5,613)	(5,613)

Balance at March 31, 2001	2,850,000	$2,850	$-	$10,800	$(7,311)	$6,339

Redemption of shares	(512,826)	(513)	-	-	-	(513)
Stockholder contributions	-	-	-	12,613	-	12,613
Net loss					(14,006)	(14,006)
Balance at March 31, 2002	2,337,174	2,337	-	23,413	(21,317)	4,433

Issuance of common stock, $.001 per share	1,000,000	1,000	-	-	-	1,000
Stockholder contributions	-	-	-	26,000	-	26,000
Net loss	-	-	-	-	(30,158)	(30,158)
Balance at March 31, 2003	3,337,174	3,337	-	49,413	(51,475)	1,275

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

AND FROM INCEPTION (MARCH 4, 1999) THROUGH MARCH 31, 2003

			CUMULATIVE
			AMOUNTS FROM
			INCEPTION
			(MARCH 4, 1999)
	MARCH 31,	MARCH 31,	THROUGH
	2003	2002	MARCH 31, 2003

Cash flows from operating activities:
Net loss	$(30,158)	$(14,006)	$(51,475)
Adjustments to reconcile net (loss) to net cash
Increase in assets : Stock for Services		-	2,000
Accrued interest		-	(525)
Due from shareholder		-	(9,000)
Increase in liabilities:
Accounts payable	3,143	1,751	8,270

Net cash provided by ( used in) operating activities	(27,015)	(12,255)	(50,730)

Cash flows from investing activities:		-	-

Cash flows from financing activities:
Issuance of common stock	1,000	(513)	12,137
Contribution	26,000	12,613	38,613
Net cash provided by (used in) financing activities	27,000	12,100	50,750

Net change in cash	(15)	(155)	20

Cash, beginning of period	35	190	-

Cash, end of period	$20	$35	$20

SUPPLEMENTAL DISCLOSURE OF NON-CASH VESTING AND FINANCING ACTIVITIES:

Issuance of common stock for services	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY SUN WEST ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the years ended March 31, 2003 and 2002.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $51,475, since its inception (March 5, 1999) and will require additional capital for is operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

NOTE 5 - INCOME TAXES

The components of the provision for income taxes are as follows at March 31:

	2003	2002

Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	-	-
State	-	-

Change in valuation allowance	-	-

Total provision
	$-	$-

Significant components of the Company's deferred income tax asset at March 31, 2003 and 2002 are as follows:

	2003	2002

Deferred income tax assets:
Capitalized start-up expenses	$50	$50

Total deferred income tax asset	50	50

Valuation allowance	(50)	(50)

Net deferred income tax asset	$-	$-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at March 31:

	2003	2002

Tax expense at U.S. statutory rate	34%	34%
Change in valuation allowance	(34%)	(34%)

Effective income tax rate	-%	-%

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

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended March 31, 2003, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of March 31, 2003. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of March 31, 2003, they were all current in their filings.

CODE OF ETHICS

The Company has not yet adopted a code of ethics as it is still in the development stage.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended March 31, 2003 and 2002 paid to our Chief Executive Officer. No executive officers received compensation exceeding $100,000 during the year ended March 31, 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards

Name and					Restricted		Securities
Principal				Other Annual	Stock		Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Award(s	)	Options	Compensation

Ronald
Almadova	2003	-	-	-	-		-	-
President	2002	-	-	-	-		-	-

There are no employment contracts and no compensation has been paid other than to attorneys and auditors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the company's common stock as of March 31, 2003 by each shareholder known by the company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and each executive officer, and all executive officers and directors as a group. Each of the shareholders has sole voting and investment power with respect to the shares they beneficially own. All addresses are c/o Natural Alternative Products, Inc., 10300 West Charleston Blvd., Suite 13-35, Las Vegas, NV 89135.

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
common stock

(1)   Percentages are based on total outstanding shares as of March 31, 2003 of 3,337,174 shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RELATIONSHIP WITH INDEPENDENT AUDITORS

The firm of Gruber & Company, LLC served as the Company's independent public accountants for the year ended March 31, 2003. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

AUDIT FEES

The aggregate fees billed by Gruber & Company, LLC for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal years ended March 31, 2003 and 2002 were approximately $5,000 and $5,000, respectively.

AUDIT-RELATED FEES

Audit-related fees for the fiscal years ended March 31, 2003 and 2002 were approximately $0 and $0, respectively.

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
Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Annual Report of Natural Alternative Products, Inc. on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 19, 2008