Form 10QSB
period 2004-06-30
Natural Alternative Products, Inc.
filed 2008-10-16
CIK 1083407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 3,337,174 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains “forward-looking statements”, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Except as required by law, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

INDEX

Item 1. Financial Statements

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

BALANCE SHEETS

JUNE 30, 2004 AND March 31, 2004

ASSETS	June 30, 2004	March 31, 2004

Current assets
Cash	$1,020	$1,020
Accrued interest	525	525
Due from shareholder	9,000	9,000
Total other assets	10,545	10,545

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	8,270	8,270
Total current liabilities	8,270	8,270

Shareholders’ equity
Common stock (par value $0.001 per share)
Authorized 1,000,000 shares issued and outstanding - 3,337,174 shares at June 30, 2004 and March 31, 2004	3,337	3,337
Additional paid-in capital	54,413	54,413
Deficit accumulated during development stage	(55,475)	(55,475)
Total shareholders’ equity	2,275	2,275

Total liabilities and shareholders’ equity	$10,545	$10,545

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2004

June 30, 2004	June 30, 2003	Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2004

Revenues	$-	$-	$-

Total Revenue	-	-	-

Operating Expenses
Impairment of Fixed Assets	-	-	-
General and Administrative	-	-	55,475
Stock Compensation for Services	-	-	-

Total Operating Expenses	-	-	55,475

Net Loss before Income Taxes	-	-	(55,475)

Provision for Income Taxes	-	-

Net Loss	$-	$-	$(55,475)

Net Loss per Share - Basic	$(0.00)	$(0.00)

Net Loss per Share - Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic	3,337,174	3,337,174

Weighted Average Number of Shares Outstanding - Diluted	3,337,174	3,337,174

The accompanying notes are an integral part of these financial statements.

NATURAL ALTERNATIVE PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

F/K/A SUN WEST ENTERPRISES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

AND FROM INCEPTION (MARCH 4, 1999) THROUGH JUNE 30, 2004

June 30, 2004	June 30, 2003	Cumulative Amounts From Inception (March 4, 1999) Through June 30, 2004

Cash flows from operating activities:
Net loss	$-	$-	$(55,475)
Adjustments to reconcile net (loss) to net cash: Accrued Interest	-	-	(525)
Increase in receivable	-	-	(9,000)
Stock compensation for services		-	2,000
Accounts Payable	-	-	8,270
Net cash provided by (used in) operating activities	-	-	(54,730)

Cash flows from investing activities:
Acquisition of fixed assets	-	-	-

Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	12,137
Repurchase of common stock	-	-
Stockholder contributions	-	-	43,613

Net cash provided by (used in) financing activities	-	-	55,750

Net increase (decrease) in cash	-	-	1,020

Cash, beginning of period	1,020	20	-

Cash, end of period	$1,020	$20	$1,020

Supplemental disclosure of non-cash vesting and financing activities:

Issuance of common stock for services	$-	$-	$2,000

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended June 30, 2004 and 2003.

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

NOTE 3 - GOING CONCERN

 The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $55,475, since its inception (March 4, 1999) and will require additional capital for its operational activities. The Company plans to complete a private placement to raise sufficient financing in order to meet its financial requirements over the next twelve months. If it is unable to obtain additional financing, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the advancement or loan of funds. The Company’s ability to raise additional capital through the future issuance of the common stock is unknown.

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

NOTE 5 - INCOME TAXES

 The components of the provision for income taxes are as follows for the quarters ending June 30, 2004 and 2003:

June 30, 2004	June 30, 2003

Current:
Federal	$	---	$	---
State		---		---

Deferred:
Federal
State		---		---

Change in valuation allowance		---		---

Total provision	$	---	$	---

 Significant components of the Company’s deferred income tax asset at June 30, 2004 and 2003 are as follows:

2004	2003

Deferred income tax assets:
Capitalized start-up expenses	$50	$50

Total deferred income tax asset	50	50

Valuation allowance	(50)	(50)

Net deferred income tax asset	$-	$-

The Company, based upon its history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at June 30, 2004 and 2003:

	June 30, 2004	June 30, 2003
Tax expense at U.S. statutory rate	34%	34%

Change in valuation allowance	(34%)	(34%)

Effective income tax rate	--%	--%

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

Quarter Ended June 30, 2004

Revenues

The Company has not generated any revenues since date of inception (March 4, 1999) through June 30, 2004.

Operating Expenses

Operating expenses during the quarter ended June 30, 2004 were $0.

Net Loss

As a result of the above operating expenses, the Company incurred a loss of $0 for the quarter ended June 30, 2004. Net loss from date of inception (March 4, 1999) through June 30, 2004 (unaudited) is $55,475.

Liquidity and Capital Resources

Quarter Ended June 30, 2004

As of June 30, 2004, the Company had working capital of $(7,250). From the date of inception (March 4, 1999) through June 30, 2004, the Company recorded an accumulated deficit of $55,475.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarters ended June 30, 2004 and 2003.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise, during the quarter ending June 30, 2004.

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

By: /s/ Thomas Krucker
 Thomas Krucker, Chief Executive Officer and Principal Financial Officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION

In connection with the Quarterly Report of Natural Alternative Products, Inc. on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas Krucker, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Thomas Krucker Thomas Krucker, Chief Executive Officer and Principal Financial Officer Date: September 23, 2008